Form 10-K405
period 1999-12-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2000-05-09
CIK 1098311

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _____

                       Commission file number 333-90709-04

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 34-1902647
         --------                                                 ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                  3770 Embassy Parkway, Akron, Ohio 44333-8367
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (330) 670-3000
                                 --------------
               (Registrant's telephone number including area code)


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The number of shares outstanding of each of the registrant's classes of common stock as of May 5, 2000 was as follows: AS OF MAY 5, 2000, THERE WERE
1,100 CLASS A UNITS OF MEMBERS' INTEREST. 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                TABLE OF CONTENTS


ITEM                                                                                                                   PAGE
----                                                                                                                   ----
1.           Business                                                                                                    3
2.           Properties                                                                                                 17
3.           Legal Proceedings                                                                                          18
4.           Submission of Matters to a Vote of Security Holders                                                        18
5.           Market for the Registrant's Common Stock and Related Stockholder Matters                                   18
6.           Selected Financial Data                                                                                    19
7.           Management's Discussion and Analysis of Financial Condition and Results of Operations                      19
7A.          Quantitative and Qualitative Disclosures about Market Risk                                                 27
8.           Financial Statements and Supplementary Data                                                                27
9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                       27
10.          Directors and Executive Officers of the Registrant                                                         29
11.          Executive Compensation                                                                                     32
12.          Security Ownership of Certain Beneficial Owners and Management                                             33
13.          Certain Relationships and Related Transactions                                                             36
14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            41
                      Consolidated/Combined Statements of Operations for the Periods from August 13, 1999 to
                        December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years Ended December
                        31, 1998 and 1997                                                                               50
                      Consolidated/Combined Balance Sheets as of December 31, 1999 and 1998                             51
                      Consolidated/Combined Statements of Members' Interest/Stockholders' Deficit for the
                        Years Ended December 31, 1997 and 1998, the Period from January 1, 1999 to August
                        12, 1999 and the Period from August 13, 1999 to December 31, 1999                               53
                      Consolidated/Combined Statements of Cash Flows for the Periods from August 13, 1999 to
                        December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years Ended December
                        31, 1998 and 1997                                                                               54
                       Notes to Consolidated/Combined Financial Statements for the Periods from August 13,
                         1999 to December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years
                         Ended December 31, 1998 and 1997                                                               55


                                     PART I

ITEM 1. BUSINESS

GENERAL

As used herein, "SBQ steel products" includes high quality engineered steel rod products as well as special bar quality steel products.

Republic Technologies International Holdings, LLC, a Delaware limited liability company, and its subsidiaries ("RTI", or the "Company"), produce and market special bar quality ("SBQ") steel products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in the automotive and industrial equipment industries. The Company supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, RTI, a newly formed legal entity, indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

BarTech was formed in September 1994 with the assistance of affiliates of The Veritas Capital Fund L.P. ("Veritas") to acquire and restart specific melt shop and hot-rolling assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation. In April 1996, Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") acquired control of BarTech concurrently with BarTech's acquisition of Bliss and Laughlin Industries, Inc. ("BLI"), one of the largest processors of cold-finished SBQ steel in North America. Republic was a leading U.S. manufacturer of SBQ steel products which was formed in 1989 to own and operate the former assets of the Bar Division of LTV Steel Company, Inc. In September 1998, Blackstone and other investors acquired control of Republic through RES Holding Corporation with the intention of combining it with BarTech. USS/Kobe was the SBQ steel production facilities and related operations division of USS/Kobe Steel Company, a 50/50 joint venture formed in July 1989 between subsidiaries of USX Corporation ("USX"), and Kobe Steel, Ltd. ("Kobe").

BUSINESS

The production of SBQ steel products is a segment of the overall steel market. The SBQ bar products segment is further divided into three categories which are delineated by the quality and the end use of the bar product: (1) reinforcing bar, (2) merchant quality bar and, (3) hot-rolled engineered bar. Hot-rolled engineered bar is the highest quality segment of the bar product market. The Company produces various grades and sizes of finished hot-rolled engineered bar and rod products. The Company intends to operate in the higher quality end of the hot-rolled engineered bar and rod market. SBQ steel products sell for higher prices per net ton than merchant or commodity grade steel products as they generally contain more alloys than merchant and commodity grade products and are sold to customers who require precise metallurgical content and compliance with rigorous quality specifications.

The following table sets forth the Company's net tons shipped, on a proforma basis, for our principal product lines for the years ended December 31, 1999 and 1998 (in 000s):

                                                    Year ended December 31,
                                             --------------------------------------
                                                   1998                1999
                                             ------------------ -------------------
        Net tons shipped:
             SBQ hot-rolled products            1,776    60%        1,674    65%
             SBQ cold-finished products           486    17           439    17
             Seamless rounds                      552    19           362    14
             Semi-finished steel products         128     4           103     4
                                             --------- -------- ---------- --------
                Total net tons shipped          2,942   100%        2,578   100%
                                             ========= ======== ========== ========

The following describes the Company's business by its principal product lines.

Hot-Rolled Products. The Company's hot-rolled products are manufactured from steel or iron melted in its steel production facilities, which is cast into blooms or direct cast into billets and then hot-rolled into bar or rod in a variety of sizes and product shapes. As a direct cast billet or bloom cast billet is reduced in size at the hot-rolling mills, the strength and integrity of the resulting bar or rod product is increased. Because blooms have a larger cross-sectional area than billets, a greater reduction to size occurs. Accordingly, a hot-rolled product rolled from a bloom cast billet is generally stronger than a direct cast billet hot-rolled product of the same size and metallurgical content. Typically customers concerned about product quality and strength as related to reduction of area require bloom-based hot-rolled bar products.

Direct cast billet products are generally used for smaller SBQ product sizes and for less demanding end-use applications. The Company's Canton, Ohio CAST-ROLL and Lorain, Ohio melt shop facilities cast bloom-based products in a 10" by 13" or 12.5" by 14" size and have approximately 2.4 million tons of aggregate annual bloom capacity. The Johnstown, Pennsylvania facility produces direct cast billet-based products in a 6 3/4" by 6 3/4" size and has .77 million tons of annual billet capacity.

The following table displays the major end-market applications of the Company's hot-rolled products by size and shape:


                             MAJOR END-MARKET APPLICATIONS BY PRODUCT SIZES AND SHAPES

                         ------------------------------------------------------------------------------------
                                    Rounds                       Squares                   Hexagons
-------------------------------------------------------------------------------------------------------------


      7/32"-3/4"

                         Auto fasteners                 Not Applicable             Hose couplings
                         Tire cord                                                 Converters
                         Specialty springs
-------------------------------------------------------------------------------------------------------------

       3/4"-3 1/4"

                         Bearings                       Not Applicable             Hose couplings
                         Spindles                                                  Converters
                         Steering columns
                         Gears
                         Constant velocity joints
                         Hubs
                         Axles
-------------------------------------------------------------------------------------------------------------

         3 1/4"+

                         Crankshafts                    Off-highway equipment      Not Applicable
                         Axles                          Agricultural equipment
                         Hydraulic cylinders            Converters
                         Machine parts
                         Converters
-------------------------------------------------------------------------------------------------------------

Cold-Finished Products. The Company's cold-finished products are manufactured from hot-rolled bars or rods that are processed further to achieve superior straightness, tolerance, finish and mechanical properties.

The following table displays the major end market applications of the Company's cold-finished products by shape without references to product size, which is less important for determining the end use of cold-finished steel products:

                     MAJOR END MARKET APPLICATIONS BY SHAPES

-------------------------------------------------------------------------------------------------------------
                 ROUNDS                         HEXAGONS             SQUARES                 FLATS

-------------------------------------------------------------------------------------------------------------

Constant velocity joints                  Hose fittings          Agricultural      Machine tool fixtures
Hydraulic hose couplings                  Spark plug shells          equipment     Office furniture
Steering rack gears                       Nuts                                     Exercise equipment
Fractional horsepower motor shafts                                                 Agricultural equipment
Engine valves and fuel injector parts
Hydraulic cylinders for off-highway
     and agricultural equipment
Shafts and gears for appliance
     industry

-------------------------------------------------------------------------------------------------------------

Seamless Tube Rounds. In connection with a supply agreement with USX and the Lorain Tubular Company ("Lorain Tubular"), RTI produces semi-finished rounds at its Lorain, Ohio facility for purchase by Lorain Tubular and by USX's Fairfield, Alabama facility under specified circumstances. Depending on the desired end-use application for Lorain Tubular, these products are either cast to sizes of 10.5", 12.25" or 13.5" or cast to size and then rolled at the Company's primary rolling mill to sizes of 6" or 10.5". For the Fairfield facility, the Company produces semi-finished product in rounds at 11.6". Seamless tubes are used in oil and gas drilling and exploration applications. For a description of the rounds supply agreement see Item 13 - "Certain Relationships and Related Party Transactions".

Semi-Finished Steel Products. In addition to RTI's hot-rolled and cold-finished products and seamless tube rounds, the Company sells semi-finished products produced by its melt shop casters which have not been processed further at its rolling mill facilities. These products are typically sold to rolling mills operated by competitors which do not have melt shop facilities or to steel service centers or distributors, for further processing before they reach the ultimate end user. These products are sold in sizes ranging from 5"-14".

The Company reports in two segments: hot-rolled products and cold-finished products. Seamless tube rounds and semi-finished steel products are included in the hot-rolled segment.

The Company has a third segment, the specialty steel segment, that is reported as a discontinued operation. RTI intends to sell its specialty steel division. The Company currently has a letter of intent with Haynes Specialty Steels Company, a subsidiary of Haynes International, Inc. ("Haynes") to sell this segment. For further information see "Note 16-Discontinued Operations".

THE STEEL MANUFACTURING PROCESS

The manufacturing process for the Company's hot-rolled and cold-finished SBQ steel products involves a number of steps that are outlined below.

Melting. The Company's production of steel begins at its two electric furnace melt shops in Canton, Ohio and Johnstown, Pennsylvania and its blast furnaces in Lorain, Ohio. The Canton and Johnstown melt shops operate electric arc furnaces, which consume ferrous scrap as the primary raw material. At both facilities, premium grade steel scrap is transported from a scrap yard to the facility's melt shop, where it is melted in two 220-ton electric arc furnaces at the Canton, Ohio facility or one of two 180-ton electric arc furnaces at the Johnstown, Pennsylvania facility. After the scrap reaches a molten state, it is poured from the furnace into ladles and further processed in a ladle refining furnace, where alloys, carbon and other materials are added to create the desired chemical, metallurgical and physical properties. During the scrap melting and refining process, impurities are removed from the molten steel. In addition, as part of the refining process, the molten steel is further processed in a vacuum degasser, which removes oxygen, hydrogen and nitrogen to produce a clean, high-quality steel.

At the Company's Canton, Ohio facility, the molten steel is introduced to its CAST-ROLL process in which molten steel is poured into a four-strand continuous bloom caster, solidified in molds and cut into blooms and billets in a single continuous process. At the Johnstown, Pennsylvania facility, the molten steel is poured into a five-strand continuous caster to be solidified and rolled into billets. These semi-finished blooms and billets, having been produced to a specified chemical composition, size and quality, are then cooled and sent to the Company's rolling mills for further processing into finished products or sold as semi-finished products.

Unlike the Company's electric furnace melt shops that rely on steel scrap, its Lorain, Ohio facility produces iron in a blast furnace, and then converts the iron to steel in a basic oxygen furnace by adding scrap. The primary raw materials used in the Company's blast furnace are (1) taconite pellets, which are a concentrated form of iron ore, (2) coke, which is a product produced by baking specific types of coal at high temperature, and (3) limestone or other cleansing materials, which are necessary to remove impurities in the material. In addition, scrap material is often used in place of iron ore and pulverized coal is often used in place of coke. The taconite pellets and coke are purchased by the Company from USX Corporation pursuant to long-term supply agreements and the other materials are either produced at the facility or purchased from third parties. See Item 13 -- Certain Relationships and Related Party Transactions-Agreements with USX Corporation and Kobe Steel, Ltd. and their Affiliates.

The Company operates two blast furnaces at its Lorain facility. Within the refractory brick-lined blast furnace chamber, the iron material consisting of taconite or other ores, the carbon material consisting of coke and pulverized coal and the cleansing or "flux" material are heated to temperatures in excess of 2,500 degrees Fahrenheit. The high temperature causes a chemical reaction between the iron and carbon creating pig iron or hot metal. The flux material combines with impurities to create a by-product called slag.

The pig iron is then transferred in liquid form by special rail vehicles to the Lorain melt shop, which operates two 220-ton basic oxygen furnaces. Sulfur is removed from the hot metal and the hot metal is mixed with high quality scrap. This mixture is injected with oxygen that causes another chemical reaction that converts the pig iron or hot metal into molten steel, which is then poured into ladles. The ladles are transported to a ladle metallurgy facility where alloying agents and other refining materials may be added and blended into the steel. In addition, for some applications, the molten steel may be processed in a vacuum degasser to reduce oxygen, hydrogen and nitrogen.

The molten steel is then poured into a five-strand continuous bloom caster through which the steel flows and cools. The cooled material solidifies and then is cut into blooms. The caster produces large diameter round blooms that are feedstock for hot-rolled large diameter seamless tube products or rectangular blooms that are transported to a mill that converts the blooms into billets to be used as feedstock for hot-rolled bar and rod, or into smaller diameter semi-finished rounds to be used as feedstock for hot-rolled smaller diameter seamless tube products.

Hot-Rolling. At the Company's hot-rolling mills, the blooms and billets are processed into hot-rolled products by changing the internal physical properties, size and shape of the steel. Blooms and billets are first reheated, then rolled through up to 22 mill stands, which form the blooms and billets into the desired dimensions and sizes for the Company's hot-rolled SBQ steel products. The heated, finished hot-rolled products are coiled or are placed on a cooling bed and then cut into required lengths. The hot-rolled products are then stacked into coils or bundles and placed in warehouses from which they are shipped directly to the customer or to one of the Company's cold-finishing mills for further processing.

Cold-Finishing. The Company produces its cold-finished SBQ steel products by improving the physical properties of hot-rolled products through value-added processes at its cold-finishing plants. Cold-finishing processes produce products with more precise size and straightness tolerances as well as a surface finish that provide customers with a more efficient means of producing a number of end products by often eliminating the first processing step in the customer's process. The four basic cold-finishing processes are the following:


PROCESS                                     DESCRIPTION

Cold Drawing.....................    Hot-rolled products that have been descaled by blasting the surface with hardened steel shot or pickling with acid are
                                              (1) drawn or pulled through a
                                              tungsten carbide die, which
                                              compresses the surface,
                                              elongates the product and makes
                                              it smooth and shiny and (2)
                                              straightened.

Turning and Polishing............    Removing the surface of hot-rolled products with a
                                              revolving cutting tool, which is
                                              the turning process, then rotating
                                              the turned product through rollers
                                              that polish the surface and
                                              straighten the product.

Turning, Grinding and
Polishing........................    The same processes as turning and polishing products, with the addition of a grinding process that yields very fine
                                              tolerances.

Drawing, Turning,
Grinding and
  Polishing......................    The same processes as turning, grinding and polishing
                                              products, with the addition of a drawing process to add
                                              physical strength.

After the cold-finished products are cut to length, they are stacked in bundles and transported to warehouses from which they are shipped to customers.

SEASONALITY

The Company's business is subject to some degree of seasonality. The primary end markets for the Company's products are the automotive and industrial equipment industries. Consequently, the SBQ industry, including the Company, typically experiences higher shipment volumes and revenues in the third and fourth quarters due to seasonality of the automotive and industrial equipment industries.

RAW MATERIALS

Scrap Metal. The major raw material for the Company's electric arc furnace melt shops is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. The long-term demand for scrap metal and the importance of scrap metal to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to, or replacements of, existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of RTI's products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metal vary based on numerous factors including quality, availability, freight costs, speculation by scrap brokers and other conditions beyond the Company's control. However, the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. In the future, the Company expects to purchase scrap in the open market through a number of brokers and dealers or by direct purchase.

The Company seeks to reduce its exposure to fluctuations in the price of scrap metal by charging where possible scrap metal surcharges based on the increase in the price of scrap metal above specified levels. For other customers, adjustments are made in selling prices if the price of scrap exceeds or drops below specified levels. These surcharges and price adjustments are determined on a monthly or quarterly basis.

Coke and Iron Ore Pellets. Iron ore pellets and coke are the principal raw materials used in the Company's blast furnaces. RTI has entered into long term sourcing agreements with USX who will supply the iron ore pellets and coke that are the raw material inputs for the blast furnace/ basic oxygen process route at its Lorain, Ohio facility. The Company expects that these agreements will provide the Company, during the term of the contracts, with a consistent supply of quality materials to RTI in the future at prices that will be favorable as compared to market prices due to the "most favorable nations" pricing terms in the agreement, which guarantees the Company a price matching the lowest price offered by USX. For additional information on the iron ore pellets and coke supply agreement, see Item 13 - "Certain Relationships and Related Party Transactions".

Coal. The Lorain, Ohio blast furnace injects pulverized coal into the blast furnace to offset its use of higher priced metallurgical coke and reduce the material cost for hot-metal production. This coal is pulverized and delivered to the Lorain facility under a long-term tolling agreement with Ohio Edison Power Company. The price over the life of the agreement is fixed.

Alloys and Fluxes. Additionally, the Company purchases various materials such as nickel, chrome, molybdenum, vanadium, manganese, silicon, aluminum, titanium, sulphur, lead, lime and fluorspar for use as alloying agents and fluxing, or cleansing, materials. Historically, prices of many of these materials have fluctuated dramatically.

Semi-Finished Billets and Hot-Rolled Bars. Historically, the Company has purchased semi-finished billets from other steelmakers for use in production at its hot-rolling mills. The Company purchases from several suppliers and expects that grades of semi-finished billets that it chooses not to produce will be available for purchase.

In addition, the Company has previously purchased a portion of its hot-rolled bar requirements for its cold-finishing operations from third-party suppliers. During the years ended December 31, 1999 and 1998, approximately 70% and 55%, respectively, of its cold-finished bar and rod production used internally produced hot-rolled products.

ENERGY SOURCES

The Company's manufacturing facilities consume large amounts of electricity and natural gas. RTI has not had difficulty in obtaining adequate sources of electricity and natural gas in the past and does not foresee any significant difficulties in the future.

The Company's primary use of electricity is at its electric arc furnace melt shop facilities in Canton, Ohio and Johnstown, Pennsylvania and at its blast furnace melt shop facility in Lorain, Ohio, which uses less electric power than the electric arc furnaces. RTI currently has long-term electricity contracts in place at each of these facilities, with the Canton, Ohio agreement expiring in 2000, the Johnstown, Pennsylvania agreement expiring in 2002 and the Lorain, Ohio agreement running until 2004. The rest of its facilities purchase their electricity from local utilities under various contracts and terms. The Company believes that its electricity costs are competitive with other steel manufacturers.

In connection with the Combination, RTI entered into an agreement with FirstEnergy Services Corp. ("FirstEnergy") under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, the Company expects that it is likely that much of its energy purchasing requirements will eventually be filled by FirstEnergy. For additional information on this arrangement see Item 13 - "Certain Relationships and Related Party Transactions".

The principal use of natural gas in the Company's operations is for the billet reheating operations at its Lorain, Ohio; Canton, Ohio; Lackawanna, New York and Massillon, Ohio hot-rolling mills and at the blast furnace and primary mill at its Lorain, Ohio melt shop facility. The Company has negotiated distribution contracts, storage contracts, primary firm transportation contracts and secondary firm transportation contracts where necessary for cost effective, reliable natural gas deliveries. The Company has also negotiated gas purchase contracts with dependable supplies that are NYMEX based. Each facilities delivery arrangement is negotiated separately for the specific needs of that facility. The Company purchases future NYMEX contracts on a twelve to eighteen month basis according to its business plan and hedging strategy.

CUSTOMERS

The Company primarily markets its products to consumers of higher quality, critical application SBQ steel products. Customers in these targeted market segments require higher quality SBQ steel products for use in hot and cold metal-forming operations such as cold forge/extrusion, warm forge, hot forge and hot/cold heading processes, rather than traditional machining processes. Penetration of these targeted market segments is dependent upon various factors, including the ability to achieve precise chemistry and manufacturing tolerances. Additionally, producers must meet pre-qualification requirements to become approved suppliers for potential customers.

For customers in the automobile manufacturing industry and their suppliers, the most important form of certification is the Quality System Requirement standard, or "QS-9000" certification, which is a quality system standard established by the Chrysler, Ford and General Motors Quality Requirement Task Force, which sets forth a standard set of quality requirements for components and materials suppliers to the automotive industry. Certification requirements vary in scope and generally take between three and twelve months for a supplier to achieve. Frequently, the qualification process requires a producer to supply one or more trial heats of SBQ steel products for customer evaluation, although some customers have longer pre-qualification requirements. Because of the high costs incurred by suppliers and customers and significant time that may be required to obtain qualifications, the qualification processes can create strong bonds and commitments between suppliers and customers.

Most of the Company's facilities have satisfied all major pre-qualification requirements, including QS-9000. All of its facilities have received QS-9000 certifications.

In 1999 the Company's five largest customers accounted for 25.7% of its total net sales. No single customer accounted for 10% or more of its total sales.

DISTRIBUTION

The Company markets its SBQ steel products through a staff of professional sales representatives and sales technicians located in the major manufacturing centers of the Midwest, Great Lakes, and Southeast regions of the United States and Canada, as well as utilizing independent sales agents to cover some areas in states in the South and on the West Coast of the United States.

The Company's facilities are strategically located to serve the majority of consumers of SBQ steel products in the United States and Canada. The Company ships products between its mills and finished products to its customers by rail and truck. Customer needs and location dictate the type of transportation utilized by the Company for deliveries. The proximity of the Company's rolling mills and cold-finishing plants to its customers allows it to provide competitive rail and truck freight rates and flexible deliveries in order to satisfy just-in-time and other customer manufacturing requirements. The Company believes that the ability to meet the product delivery requirements of its customers in a timely and flexible fashion is a key to attracting and retaining customers as more and more SBQ steel product consumers reduce their in-plant raw material inventory. The Company plans to optimize freight costs by using its significantly greater scale of operations to negotiate more favorable transportation arrangements, continuing to combine orders in shipments whenever possible and utilizing "backhauling" of scrap and other raw materials.

COMPETITION

The domestic steel industry is highly competitive. The Company competes with other SBQ steel producers including the following:
        - integrated mills, which make steel by processing iron ore and other raw materials in a blast furnace;
        - mini-mills, which make steel by melting scrap metals in an electric arc furnace; and
        - merchant bar quality producers.

The Company's primary competition for its hot-rolled bar products are both large domestic steelmakers and specialized mini-mills. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes currently in place at the Company. Numerous competitors exist in the domestic cold-finishing market. There are over 20 cold-finishers in the domestic market at present. In addition, foreign competition can be significant in segments of the SBQ steel market, particularly where certifications are not required, and during periods when the U.S. dollar is strong as compared with foreign currencies. This competition is exerting significant downward pressure on the price level of some of the Company's products.

The principal areas of competition in the Company's markets are product quality and range, delivery reliability, service and price. SBQ steel products are characterized by special chemistry and precise processing requirements. Maintaining high standards of product quality while keeping production costs competitive is essential to the Company's ability to compete in its markets. Management believes that RTI has the widest selection of product grades and sizes in the industry. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important as customers continue to reduce their in-plant raw material inventory.

BACKLOG

The Company calculates backlog as those orders received but not yet shipped. Its combined backlog as of December 31, 1999 and 1998, was $297 million and $306 million on a proforma basis, respectively. Orders are generally filled within 3 to 14 weeks of the order depending on the product, customer needs and other production requirements. Customer orders are generally cancelable without penalty prior to finish size rolling, and depend on customers' changing production schedules. Accordingly, the Company does not believe that the amount of backlog orders is a reliable indication of future sales.

PATENTS, TRADEMARKS AND TRADE NAMES

The Company has the patents, trademarks and trade names necessary for the operation of its business as now conducted. The loss of any or all of these patents, trademarks and trade names would not have a material adverse effect on the Company's business. However, in recognition of these trademarks in the marketplace, the Company considers these intellectual property rights important to its business and intends to actively defend and enforce them as necessary.

EMPLOYEES

In connection with the acquisition of Republic by RES Holding Corporation in September 1998, the Company entered into a new Master Collective Bargaining Agreement covering all former Republic and BarTech facilities with employees represented by the United Steelworkers of America ("USWA") and replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the same Master Collective Bargaining Agreement was extended to cover the former USS/Kobe Lorain, Ohio facility. This new labor agreement expires on October 31, 2003.

The vast majority of RTI's production workers are covered by the new collective bargaining agreement with the USWA.

Production employees at the Company's Cartersville, Georgia facility are not represented by a union. RTI had 5,019 employees at December 31, 1999, including 946 salaried employees.

The new labor agreement provides for formalized workplace flexibility and consolidation of job classifications at the Company's facilities. Under the new labor agreement, the USWA has agreed to eliminate many practices, which in the past restricted workplace flexibility and led to inefficiencies. RTI and the USWA have also agreed to reduce the number of job classifications at all covered facilities to five from over thirty-four. This reduction will enable RTI to assign a greater number of responsibilities to individual employees.

RTI and the USWA have agreed under the new labor agreement that the USWA will be granted "partnership" rights in the management of the company. These "partnership" rights afford access to the Company's decision-making processes through the formation of leadership and advisory committees containing members of management and USWA representatives. Additionally, the USWA has the right to appoint one director to the Board of Directors of Republic Technologies International, Inc. ("RTI, Inc."), the Company's parent company, as agreed to by the USWA and RTI.

The new labor agreement provides for voluntary early retirement buyouts and a voluntary severance plan applicable to all former Republic facilities with employees represented by the USWA and the former USS/Kobe facilities, for the purpose of permanently reducing the net number of hourly employees represented by the USWA at these facilities by over 1,700 from the date of the new labor agreement. In the event that the required headcount reductions are not achieved through the early retirement buyout program and a voluntary severance plan, the Company may layoff up to 300 employees. For additional information regarding the expected cash costs associated with the early retirement buyout program and the voluntary severance plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

Wage and benefit provisions under this collective bargaining agreement are specified until expiration of the agreement and will be subject to negotiations at that time.

The new labor agreement also provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former BLI Harvey, Illinois facility, and the creation of defined benefit plan obligations covering employees at former BarTech's facilities. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans. For additional information regarding the anticipated pension costs associated with the new labor agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

Pursuant to the new labor agreement, the employees covered by the agreement are expected to be offered the opportunity to purchase up to $15.0 million worth of common stock of RTI, Inc. at a price per share equal to the effective price per share paid by the investors for new shares they acquired in connection with the Combination transactions. Pursuant to an agreement with the USWA, this offering is to be accomplished on the earliest of (1) January 1, 2001, (2) immediately preceding RTI proceeding with an initial public offering or (3) a change of control. The new labor agreements contemplate that any shares sold will be subject to customary restrictions on transfer and will have the benefit of customary "piggyback" registration rights.

Finally, the new labor agreement also provides for management neutrality, employment security for covered employees and various capital expenditures with respect to the Company's new and existing facilities. The new labor agreement also contemplates one-time payments to various USS/Kobe covered employees expected to total approximately $3 million relating to signing bonuses and employee equity interest obligations.

ENVIRONMENTAL MATTERS

The domestic steel industry is subject to a broad range of environmental laws and regulations, including those governing the following:

-        discharges into the air and water;

-        the handling and disposal of solid and hazardous wastes;

- the remediation of soil and groundwater contamination by petroleum products or hazardous substances and wastes; and

-        the health and safety of its employees.

The Company continuously monitors its compliance with these environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $5.6 million.

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at its facilities. The Company currently believes that these costs are likely to be in the range of $15.9 million to $25.5 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed below, was approximately $21.4 million as of December 31, 1999. In addition to the accrual amounts specifically discussed below, the $21.4 million also includes accruals of approximately $1 million relating to the Company's voluntary program relating to the replacement of PCB-containing transformers at its facilities, approximately $2.4 million relating to additional environmental remediations anticipated in connection with the Company's consolidation plan and $1.6 million relating to certain remaining environmental matters which are not believed to be material and which are not discussed below. The Company believes that it has no significant environmental compliance and remediation costs with respect to the former BarTech's operations and, accordingly, only three non-material reserve items have been established. As of December 31, 1999, the Company had a reserve of $1.5 relating to the U.S. Environmental Protection Agency (the "U.S. EPA") "multimedia" audit which is discussed below. Except as noted below, the Company is not otherwise aware of any significant environmental compliance and remediation costs with respect to the former USS/Kobe's operations for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance.

The U.S. EPA has identified a number of solid waste management units, or "SWMUs," at the Eighth Street facility in Canton, Ohio. On June 16, 1999, the Company entered into an Administrative Consent Order with the U.S. EPA to investigate these SWMUs and propose appropriate remedial measures. The "Berger Triangle," a seven acre parcel of land the Company owns in Canton that is listed on the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System list of contaminated or potentially contaminated sites, is also included within the scope of the Administrative Consent Order. The Company anticipates that through the year 2004, it will spend approximately $1.2 million to investigate the SWMUs and the Berger Triangle. The Company has accrued approximately $4.6 million regarding these matters. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to remediate these sites, but the cost could be greater than the amount currently accrued.

The electric arc furnace dust waste pile located at the Canton facility has been exempted from the scope of the Administrative Consent Order discussed above. However, on April 26, 1999, the Company entered into a Consent Decree with the Ohio Environmental Protection Agency (the "Ohio EPA") providing for the closure in-place of that waste pile. The Company submitted a draft closure plan to the Ohio EPA on July 2, 1999 which was approved on October 22, 1999. The Company originally anticipated initiating closure construction in the Spring of the year 2000, but has had recent negotiations with the Ohio EPA to defer this until 2001. The Company anticipates that the construction, which would involve the placement of a 54 inch thick liner on top of the existing pile, would involve expenditures of approximately $1 million. The Company estimates that the cost of 30 years of post-closure monitoring and maintenance of the closed waste pile would be an additional $1.1 million. RTI has accrued approximately $2.1 million regarding the closure and post-closure care of the waste pile.

Notices of historical waste disposal activities at one of the two Massillon, Ohio facilities and the two Canton facilities were filed by LTV Steel and its predecessors with the U.S. EPA, under Section 103(c) of the federal Comprehensive Environmental Response, Compensation and Liability Act. In 1985, the Ohio EPA recommended the Massillon plant as a medium priority for further state investigation. The Ohio EPA also recommended the Harrison Avenue facility in Canton as a medium priority for further state investigation and a low priority for further federal investigation. No further investigation of historical waste disposal activities has been performed at these facilities since 1986 by any environmental authority. The Company could be required, in the future, to incur significant costs to investigate such historical waste disposal activities and remediate any contamination found to exist at these facilities. RTI has accrued approximately $5.4 million regarding the Massillon facility. However, the Company is currently unable to predict precisely the amount or timing of such costs.

Through contractual agreements with Bethlehem Steel Corporation ("Bethlehem"), the Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at BarTech's facilities caused or created by Bethlehem or BarTech's predecessors in title and attributable to the period in which the Bethlehem Bar Rod and Wire Division or BarTech's predecessors operated such facilities. Pursuant to such arrangements, Bethlehem agreed to indemnify BarTech for such costs by limiting BarTech's potential exposure to any such damages incurred (1) through December 1996, to 50% of the first $2 million in damages, or $1 million, and (2) thereafter, to 50% of the first $10 million of damages in the aggregate, or $5 million in total exposure. Although several investigations of past or present environmental conditions at the former BarTech's facilities have been conducted by or on behalf of Bethlehem and regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the former BarTech facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of BarTech or the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

Bethlehem is conducting remedial activities on a small portion of the Lackawanna, New York facility historically used for mill scale storage, which was identified as requiring corrective action by the U.S. EPA pursuant to an Administrative Order on Consent issued to Bethlehem in 1990. Bethlehem is currently awaiting approval of the Remedial Work Plan for the former mill scale storage area submitted to the U.S. EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and, while no assurances can be given, the Company believes that Bethlehem is likely to fulfill these obligations.

Some of the steel processing operations presently conducted by Bliss & Laughlin, LLC ("Bliss & Laughlin") commenced over 100 years ago by predecessors of Bliss & Laughlin and included properties which over the years were sold by Bliss & Laughlin's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against Bliss & Laughlin in the future based upon the current property ownership of Bliss & Laughlin and by operations of BarTech's predecessors. Bliss & Laughlin has received an indemnification from the former owner and operator of such properties for various environmental claims or liabilities relating to activities at Bliss & Laughlin's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when Bliss & Laughlin succeeded to ownership of such properties, and for various environmental claims or liabilities relating to properties that were sold by Bliss & Laughlin's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

Canadian Drawn Steel Company, Inc. ("CDSC"), is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. The Company believes that it is currently in substantial compliance with applicable environmental laws and regulations and does not anticipate any material capital expenditures for environmental control facilities in the future. However, there can be no assurance that the Company will not be required to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

The Company, as successor to Republic, is a potentially responsible party regarding one federal Superfund site at which it has disposed of waste. The Bliss & Laughlin cold-finishing subsidiary is also a potentially responsible party regarding its disposal of waste at two federal Superfund sites and at a third site that is being remediated under authority of Ohio state law. USS/Kobe is a potentially responsible party regarding one site being addressed by the U.S. EPA. RTI has accrued approximately $0.3 million regarding these matters and, while no assurances can be given, the Company does not believe that the liabilities relating to these sites will have a material adverse effect on its business, results of operations or financial condition.

The Lorain, Ohio facility has been in continuous operation by the Company, USS/Kobe, USX and its predecessors for over 100 years. Although the Company is not aware of any material environmental issues at this facility other than those described herein, it believes the long operational history of this facility poses a significantly greater probability of some form of environmental contamination than at its newer facilities. Costs or liabilities associated with any contamination at this facility could be significant.

In connection with the formation of USS/Kobe Steel Company in 1989 by USX and Kobe, USS/Kobe Steel Company obtained a limited indemnity from USX concerning identified matters arising out of the past operation of the melt, bar and tubular facilities at Lorain, Ohio by USX and its predecessors. The Company is the beneficiary of a portion of this indemnity. The 1989 agreement relating to the formation of USS/Kobe Steel Company divided environmental responsibility into several different categories. The first category includes specific areas and projects for which USX retained complete responsibility. USX retained all responsibility relating to a hazardous waste landfill referred to as the D-2 Landfill, and for all disposal of waste materials prior to June 30, 1989 at locations other than the Lorain property. The second category includes matters that were split between USS/Kobe Steel Company and USX.

Two cost sharing baskets and one cost sharing percentage were agreed to by USX and USS/Kobe Steel Company as well. One of the cost sharing baskets provides that USS/Kobe Steel Company will be responsible for the first $10 million of costs and USX will be responsible for costs above that amount incurred relating to the areas formerly occupied by a coke plant and related facilities, a sintering plant, and a galvanizing plant. USX and USS/Kobe Steel Company subsequently agreed that USS/Kobe Steel Company could treat $3 million of its expenses in demolishing the coke batteries as expenditures against this $10 million basket. The second cost sharing basket provides that USS/Kobe Steel Company will be responsible for the first $9 million of costs related to 13 identified SWMUs that are generally classified as disposal sites. The percentage cost sharing agreement provides that in the event of any groundwater remediation, USS/Kobe Steel Company will pay 65% of the cost and USX will pay 35% of the cost. In each case, USX's obligation to indemnify is limited to cleanup actions specifically required by government agencies.

Except for these specific indemnities and for specific projects that USX agreed to complete, USS/Kobe Steel Company assumed responsibility for all environmental conditions at the Lorain facility, including additional SWMUs at the facility that were not included within the scope of the environmental cost sharing provisions of the 1989 agreement contributing the Lorain facilities to USS/Kobe Steel Company. Although environmental regulators have not required action regarding the SWMUs at the Lorain facility, the Company could incur significant investigation and remediation costs in the future. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to investigate and remediate the SWMUs or other potential areas of contamination.

Pursuant to the master restructuring agreement, which sets forth indemnification and cost sharing arrangements regarding environmental liability at the Lorain, Ohio facilities, the new tubular steel company owned by USX is responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. As a general matter, the Company will be responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. There can be no assurance that USX will meet its obligations under the indemnification and cost sharing arrangements in the master restructuring agreement or that there will not be future identification of contamination at the facilities in Lorain, Ohio for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations and financial condition.

The Company and the U.S. EPA are parties to an April 1992 consent decree and an April 1999 amendment to this consent decree concerning the blast furnaces at the Lorain facility. Pursuant to the original consent decree, USS/Kobe Steel Company paid a $500,000 penalty. The amended consent decree settled additional past violations by payment of a $440,000 penalty, required the installation of new continuous emission monitors, included a revised emission limit for carbon monoxide and established interim emissions limits that will apply until a permit modification establishing final emission limits is complete pursuant to the amended consent decree.

USS/Kobe Steel Company was the subject of a "multimedia" audit by the U.S. EPA beginning in 1997, which included an air, water and hazardous waste compliance review. The final report and citations have not been issued, but a number of citations and notices of violation have been issued as a result of the audit. USS/Kobe Steel Company has already addressed many of the issues pointed out by U.S. EPA. USS/Kobe Steel Company and the U.S. EPA have entered into a tolling agreement concerning issuance of the final audit. On July 20, 1999, USS/Kobe Steel Company had an initial meeting with the U.S. EPA regarding the multimedia audit. At that time, the U.S. EPA proposed penalties related to alleged violations of environmental laws addressing water, air and hazardous waste issues and indicated that it would pursue the negotiation of a consent decree with USS/Kobe Steel Company relating to the findings of the multimedia audit. The Company has subsequently met with the U.S. EPA regarding these matters on several occasions. It is possible that such a consent decree, if finalized, will require penalties, further testing and mandatory and voluntary environmental projects. At this time, the Company is unable to predict the final outcome of the audit and the ongoing investigation, but it could result in litigation or material penalties or other costs. Accordingly, and in light of the current negotiations with the U.S. EPA, the Company has increased the reserve from $361 thousand at the time of the Combination to $1.5 million. Although the multimedia audit is not generally the subject of an environmental indemnity, the Company believes that penalties resulting from the multimedia audit, to the extent relating to the steel tube facilities at the Lorain facility, would be under the master restructuring agreement the responsibility of the new tubular steel joint venture between USX and Kobe. To the extent that any penalties relate to discharges of waste water from the D-2 Landfill, the Company believes those penalties would be indemnified against by USX.

In August 1998, the U.S. EPA issued a notice of violation concerning emissions from the Lorain, Ohio blast furnace casthouse and gas flare stack that allegedly exceeded opacity limits. The U.S. EPA has stated that it will pursue these matters as part of the multimedia enforcement action discussed above.

In July and November of 1998, the U.S. EPA issued Findings of Violation and Order for Compliance alleging that USS/Kobe Steel Company violated its National Pollutant Discharge Elimination System permit by exceeding permit limits and allowing unauthorized discharges. The Company believes that there have been a small number of permit limit exceedences since January 1996 and that these events are isolated incidents. The U.S. EPA has indicated an intention to pursue these matters as part of the multimedia enforcement action discussed above.

In September 1998, the Ohio EPA issued a notice of violation regarding an oil discharge from a storm sewer. USS/Kobe Steel Company remediated this discharge and in April 1999 submitted to the agency a study that was required by the notice of violation. No response has been received from the Ohio EPA concerning this matter.

In December 1992, the Ohio EPA issued a notice of potential violation alleging that the storage of blast furnace flue dust constitutes unlawful disposal. USS/Kobe Steel Company contests this characterization and in 1995 submitted to Ohio EPA a revised waste management plan addressing this and other issues. USS/Kobe Steel Company has not received a response from the agency. Based on previous engineering estimates to conduct a self-directed closure of the area, the Company has established a $2.5 million reserve.

The Bar and Pipe Mill Recycle System (the "BPMRS"), a component of the wastewater treatment system at the Lorain, Ohio facility, is used by both the Company's operations and the operations of the tubular steel company of USX. Although the Company will be responsible for historical environmental liabilities at the BPMRS, on an on-going basis the new tubular steel company and the Company will share the cost of the continued operation of the BPMRS on a basis proportionate to the amount of its respective discharges to that lagoon. The Company is under no current obligation to upgrade or replace the BPMRS, and it does not anticipate that it will do so within the next three years. However, the Company does anticipate that a project to upgrade or replace the BPMRS will occur after this period and the expense could be material to its business, results of operation or financial condition. The new tubular steel company has agreed that if it elects to continue to use the upgraded or replaced BPMRS, it will bear a portion of the capital expense proportionate to the amount of its discharge to the shared facility.

Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or "ACMs." Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. While no assurances can be given, the Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an individual basis or in the aggregate.

CONSOLIDATION PLAN

The Combination combines three businesses with a broad base of both complementary and overlapping operations. The Company's consolidation plan intends to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. This plan, as originally conceived, contemplated a capital investment of approximately
$322 million to expand capacity, maximize operating efficiency and increase value-added product processing. The Company's consolidation plan is currently under review and full implementation of the plan may be delayed or the plan may be revised, particularly in light of market developments and cash flow constraints.

The principal components of the Company's consolidation plan include the following:

Plant Rationalization. The Company plans to have shutdown several higher cost, less efficient facilities by the end of 2003. The consolidation plan contemplates that the production of these facilities will be reallocated to the remaining lower-cost facilities and a new production facility to be constructed. The Company also plans to construct a new quality verification line inspection and shipping center and a heat treatment center. These actions are designed to significantly reduce the Company's fixed operating costs, principally through
(1) the reduction of production employees represented by the USWA and (2) the reduction of non-union salaried plant personnel.

Enhance Productivity at Remaining Facilities. Through the use of targeted capital investment, improved product flows and facility specialization, the Company believes that it can realize substantial variable cost savings at its remaining facilities. Much of this variable cost improvement is expected to come from closing outmoded shops with poor tolerances and high yield losses and shifting to higher quality modernized operations with minimal yield losses. The elimination of obsolete steel making equipment may also result in lower expenses on some production. Finally, targeted capital expenditures for projects like the new Lorain processing center is expected to allow the Company to insource production steps and recapture variable margin.

Elimination of Redundant Overhead Costs. By combining the overhead functions of three companies, the Company plans to reduce its selling, general and administrative and plant overhead through the elimination of redundant positions.

In-sourcing Feedstock for Cold-Finishing and Bar Billets for Hot-Rolling. The Company has captive cold-finishing divisions which have sourced approximately of their hot-rolled bar requirements from internal sources. Under the Company's consolidation plan, the Company anticipates that it will be able to self-supply a greater proportion of its cold-finishing rough stock requirements which may enable the Company to capture the margin between external purchase prices and internal production costs.

There are a large number of factors which may affect the Company's ability to complete this consolidation plan and achieve operating synergies and cost savings. Many of these factors are beyond the Company's control. These factors include, but are not limited to, general economic conditions, increased operating costs and unanticipated capital expenditures, problems in obtaining funding for capital expenditures, customer certification issues the responses of our competitors or customers and legal and regulatory developments.

ITEM 2. PROPERTIES

The Company owns 19 manufacturing locations and leases its corporate offices. The following table shows the locations, square footage and production capacity as of December 31, 1999:


                                                        APPROXIMATE             PRODUCTION
                                                          SIZE IN               CAPACITY (A)
                                                       THOUSANDS OF              (TONS IN
                      LOCATION                          SQUARE FEET              THOUSANDS)

         Melt Shops/Caster Facilities:
            Canton, Ohio                                     481                   925
            Lorain, Ohio                                     688                 1,300
            Johnstown, Pennsylvania                        1,917                   770

         Hot-Rolling and Processing Mills:
            Lorain, Ohio (two mills)                       1,247                 1,115
            Lackawanna, New York                           1,099                   600
            Massillon, Ohio (Oberlin Road)                   667                   480
            Canton, Ohio                                     743                   380
            Chicago, Illinois (B)                          2,019                    --

         Cold-Finishing Facilities:
            Harvey, Illinois                                 331                   120
            Massillon, Ohio (Rose Avenue)                    553                   120
            Gary, Indiana (Dunes Highway)                    266                    90
            Batavia, Illinois                                 61                Closed
                                                                                7/2/99
            Cartersville, Georgia                             92                    60
            Medina, Ohio                                     126                Closed
                                                                                7/2/99
            Gary, Indiana (Seventh Avenue)                   200                    60
            Hamilton, Ontario, Canada                        135                    60
            Beaver Falls, Pennsylvania                       176                    55
            Willimantic, Connecticut                          89                    25
         Corporate Offices                                    33                    --

(A)- Stated tons represent the production capacity of the individual facility only and do not represent the Company's production capacity as a whole added together.

(B)- The hot-rolling operations at the Chicago mill were shutdown in November 1999. Certain processing operations are continuing in part of this facility.

All property relating to the Company's manufacturing facilities is owned by the Company. In addition, the Company maintains operating leases for various sales offices. The Company's corporate offices were relocated to Akron, Ohio in March 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including environmental proceedings with governmental authorities, personal injury and product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment and pursuant to collective bargaining agreements. Except those environmental proceedings described above under "Item 1.-Business-Environmental Matters," the Company does not believe that any proceedings, either individually or in the aggregate, will have a material adverse effect on its business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

None

ITEM 6. SELECTED FINANCIAL DATA  (1)

                                                   (in thousands of dollars)

                                                                       The Predecessor-Combined
                                                ----------------------------------------------------------------------------
                                The Company -
                                Consolidated                                                    Three Months
                                 Period from        Period from       Year Ended   Year Ended       Ended      Year Ended
                             August 13, 1999 to  January 1, 1999 to  December 31,  December 31,  December 28,  September 30,
                              December 31, 1999  August 12, 1999        1998          1997          1996          1996
                              ----------------------------------------------------------------------------------------------

Net sales                            519,934           512,871       472,570    $  242,896    $   40,251        77,163
Operating loss                      (137,273)          (70,648)      (70,333)      (21,312)       (8,702)      (31,460)
Net loss from continuing
   operations                       (183,024)         (114,913)     (113,558)      (44,823)      (13,525)      (41,419)
Net loss before extraordinary
   item                             (189,402)         (114,913)     (113,558)      (44,823)      (13,525)      (41,419)
Extraordinary item                   (23,874)             --            --            --            --          (2,214)
Net loss                            (213,276)         (114,913)     (113,558)      (44,823)      (13,525)      (43,633)
Total assets (2)                   1,415,418         1,047,760       888,065       205,678       206,287       200,979
Long-term debt (2)                   481,062           589,228       422,483       130,741       132,093       132,426
Redeemable preferred stock (2) (3)       --              5,500         5,500         5,500         5,500         5,500


(1) The Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. In 1999, the Company changed its fiscal year to a calendar year ending on December 31, 1999. For comparative purposes fiscal years 1998 and 1997 are being presented as ending on December 31, 1998 and 1997 respectively. The three month transition period ended December 28, 1996 bridges the gap between the Predecessor's old and new fiscal year-ends.

(2)  Balance sheet balances at August 12, 1999 are not audited.

(3) Following the Combination and at December 31, 1999, the redeemable preferred stock is part of the capitalization of the Company's ultimate parent, RTI, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is the largest producer of SBQ steel products in the United States with a market share of approximately 22%, based on 1999 calendar year pro forma shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS
The consolidated/combined results of operations include BarTech for the years ended December 31, 1999 and 1998, Republic for the period from September 8, 1998 to December 31, 1998 and for the year ended December 31, 1999, and for USS/Kobe for the period from August 13, 1999 to December 31, 1999. The results for Republic and USS/Kobe are included from their respective acquisition dates. Accordingly, prior period results are not comparable with the current periods.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998 Net sales for the year ended December 31, 1999 totaled $1,032.8 million on shipments of approximately 1,878,000 net tons compared with net sales of $472.6 million for the year ended December 31, 1998 on shipments of approximately 833,000 net tons. Net sales for the year ended December 31, 1999 were comprised of $713.9 million for hot-rolled and $318.9 million for cold-finished, compared with hot-rolled net sales of $251.7 million and cold-finished net sales of $220.9 million for the year ended December 31, 1998. The decrease in net selling value per ton in the current year period is the result of a change in the product mix toward lower value products combined with an overall decrease in selling prices for both hot-rolled and cold-finished products as the Company initiated efforts to reduce excess inventory levels.

The Company believes that the shipments following the completion of the Combination were adversely affected by difficult market conditions in the non-automotive sector, particularly during the third quarter, which led to lower volumes and lower prices including reduced volumes at key customers. Management believes that shipments to service centers especially suffered due to high inventory levels coupled with higher than expected import levels. In addition, shipments were significantly impacted by problems encountered in integrating the three companies, particularly in the area of computer systems processing orders and shipments, affecting customer service. For example, significant problems were experienced with existing SAP information systems used at the Lorain facility. The Company also had problems with systems at the Lackawanna facility, a former BarTech facility, which were converted to systems employed at Republic. Production was also adversely affected by a burn-through fault in one of two basic oxygen process (BOP) vessels at the Lorain facility which idled the vessel from September 22 through October 18 and disrupted production cycles in the other vessel as well as casting and rolling operations at the Lorain facility. The Company believes that its efforts to implement quality measures and teams in order to improve product delivery reliability are having a positive effect. However, its program to address information systems problems that have impacted inventory and sales management, financial controls and product delivery is expected to require most of 2000, and possibly some of first-half 2001, for completion.

Cost of sales totaled $1,028.6 million, or 99.6% of net sales, for the year ended December 31, 1999 compared with cost of sales of $471.6 million, or 99.8% of net sales, for the year ended December 31, 1998. Cost of sales for the year ended December 31, 1999 consisted of $807.1 million on hot-rolled products and $221.5 million on cold-finished products compared with $262.9 million on hot-rolled products and $208.7 million on cold-finished products for the year ended December 31, 1998. The increase in cost of sales as a percentage of sales was primarily generated by a loss on contracts of approximately $13.6 million and a $7.9 million write-down in inventory following a reassessment of inventories subsequent to the Combination. This was partially offset by a decrease in raw material prices.

Selling, general and administrative expenses were $85.3 million, or 8.3% of net sales, for the year ended December 31, 1999 compared with $39.4 million, or 8.3% of net sales, for the year ended December 31, 1998. There was no change in selling, general and administrative expenses as a percentage of net sales primarily because benefits derived from the combination of the selling, general and administrative functions following the Combination were offset by expenses incurred in the current year in relation to the Combination.

Depreciation and amortization expense was $42.4 million for the year ended December 31, 1999 compared with $16.1 million for the year ended December 31, 1998. Approximately $22.8 million of the $26.3 million increase in depreciation and amortization expense was due to an increase in fixed assets as a result of the Combination.

Workforce reduction charges were $77.2 million for the year ended December 31, 1999 compared with $18.7 million for the year ended December 31, 1998. The increase in workforce reduction charges resulted from 549 voluntary Early Retirement Buyouts ("ERB's") being accepted during 1999 as compared to 200 ERBs in 1998. Through December 31, 1999, 749 voluntary ERB packages had been accepted.

Net interest expense was $89.2 million for the year ended December 31, 1999 compared with $43.2 million for the year ended December 31, 1998. Approximately $42.3 of the $46.0 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination. The remainder of the increase was attributable to higher average interest rates on the new borrowings compared to the borrowings repaid in connection with the Combination.

The Company had other loss, net of $7.1 million for the year ended December 31, 1999 compared with other income of $2.9 million for the year ended December 31, 1998. The current year expense primarily consists of various reserves related to the closure of several facilities in connection with the Company's consolidation plan.

The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC.

For the year ended December 31, 1999, the Company also recorded an extraordinary loss of $23.9 million from the early extinguishment of debt. This loss arose from the repayment of certain debt in connection with the completion of the Combination.

As a result, the Company reported a net loss of $328.2 million for the year ended December 31, 1999 compared with a net loss of $113.6 million for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net sales for the year ended December 31, 1998 totaled $472.6 million on shipments of approximately 833,000 net tons compared with net sales of $242.9 million for the year ended December 31, 1997 on shipments of approximately 450,000 net tons. 1998 net sales for hot-rolled products were $251.7 million while net sales for cold-finished products were $220.9 million for the same period compared with 1997 hot-rolled net sales of $83.8 million and cold-finished net sales of $159.1 million. Approximately $200.7 million of the $229.7 million increase in net sales is due to the inclusion of Republic sales from September, 1998 when Republic came under common control with BarTech. The remainder is largely the result of a 17.1% increase in BarTech's shipping volumes, primarily of hot-rolled products, coupled with a slight increase in selling prices per ton on hot-rolled products. The increase in 1998 net sales was adversely affected as selling prices per ton on cold-finished products decreased as a reaction to downward market pressures on pricing from the Company's competition.

Cost of sales totaled $471.6 million, or 99.8% of net sales, for the year ended December 31, 1998 compared with cost of sales of $239.4 million, or 98.6% of net sales, for the year ended December 31, 1997. Cost of sales in 1998 consisted of $262.9 million on hot-rolled products and $208.7 million on cold-finished products compared with $97.3 million on hot-rolled products and $142.1 million on cold-finished products in 1997. The increase in cost of sales as a percentage of net sales was due to a one-time non-cash purchase accounting fair value adjustment of $22.6 million to conform Republic's inventory costing policies with BarTech's. Excluding this one-time non-cash charge, cost of sales was 95.0% of net sales at December 31, 1998. This decrease was due to operating cost efficiencies associated with the higher production and shipping levels in 1998 partially offset by production outages experienced at the Lackawanna facility during its third quarter 1998 due to the installation of a new rolling mill electrical control system. The improvement in operating costs was primarily generated by a decrease in manufacturing costs on a cost per ton basis for hot-rolled products while costs on a per ton basis for cold-finished products remained relatively unchanged.

Cost of sales for the year 1997 reflect operating cost inefficiencies related to production outages during the fourth quarter of that period as BarTech experienced a major mechanical breakdown at the Lackawanna hot bar rolling mill operation. A failure on its No. 1 rolling stand resulted in a twelve-day production outage. Additionally in 1997, BarTech experienced operating cost inefficiencies relating to the integration of inexperienced personnel into the Lackawanna rolling mill crews. BarTech added a third and fourth production shift at the Lackawanna facility, which began in April and August 1997, respectively. As a result, cost of sales as a percentage of net sales for 1997 was 116.1% for hot-rolled products and 89.3% for cold-finished products.

Depreciation and amortization for the year ended December 31, 1998 was $16.1 million compared with $4.5 million for the year ended December 31, 1997. Approximately $10.1 million of the increase was due to the inclusion of Republic from September, 1998 when Republic came under common control with BarTech. The remainder was primarily attributable to additional depreciation as a result of the installation of a new rolling mill electrical control system at the Lackawanna facility and upgrades to its computer system in an effort to improve its processes related to financial and operational information.

Selling, general and administrative expense was $39.4 million during the year ended December 31, 1998 compared with $21.7 million for the year ended December 31, 1997. The increase in selling, general and administrative expense was due to the inclusion of Republic from September, 1998 when Republic came under common control with BarTech, which added $18.0 million in selling, general and administrative expense. In the fall of 1998, the companies commenced marketing their respective steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout 1998 each customer purchase order for steel products was placed directly with BarTech or Republic, as appropriate to make the sale. The costs of such joint marketing efforts were borne ratably by BarTech and Republic based upon their approximate sales volumes achieved through such joint marketing.

Selling, general and administrative expense included $1.3 million of non-recurring expenses as BarTech incurred costs for employee severance compensation and the relocation of its corporate offices previously located in Seven Hills, Ohio as BarTech began initiatives to reduce overhead and increase efficiency in anticipation of its combination with Republic.

Interest expense, net increased to $43.2 million for the year ended December 31, 1998 compared with $23.3 million for the year ended December 31, 1997. Approximately $16.8 million of the increase is due to the inclusion of Republic from September, 1998 when Republic came under common control with BarTech and the borrowings related to the acquistion of Republic. The remainder reflects higher average debt levels borrowed under BarTech's Revolving Credit Agreement.

Other income was $2.9 million for the year ended December 31, 1998 and $1.4 million for the year ended December 31, 1997. Income for the year ended December 31, 1998 primarily represented proceeds of $2.3 million for a settlement of an antitrust lawsuit against certain graphite electrode producers. Other income for the year ended December 31, 1997 is primarily comprised of a gain on the sale of certain real property in Johnstown, Pennsylvania.

The provision for income taxes for 1998 and 1997 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. As a result, a net loss of $113.6 million was reported in 1998 compared with a net loss of $44.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members.

PBGC OBLIGATIONS

In connection with the Combination Republic Technologies agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million, $58.5 million has been funded through April 11, 2000 with an additional $33.7 million to be funded by January 1, 2001, $18.5 million of which is due by July 1, 2000. After such time Republic Technologies will be required to make the additional quarterly contributions in accordance with the following schedule: $7.6 million per quarter for the next two payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. In addition, pursuant to the Company's consolidation plan, Republic Technologies will offer a combination of early retirement buyout packages and voluntary severance plans to its employees, which the Company currently expects will include expenditures outside its defined benefit plan of up to approximately
$36 million over the next 5 years. The actual cost of the early retirement buyout packages and voluntary retirement plans will depend on the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

In addition, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, Republic Technologies has agreed with the PBGC to maintain a specified level of funding based on statutory funding requirements. The contributions shall be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4 million
($6 million); for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December

31, 2002 with interest plus $2 million. Beginning with 2004, Republic Technologies shall make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies has provided the PBGC with a $5 million letter of credit. The Company currently estimates that approximately $53.6 million of fundings will be required in connection with these obligations.

CAPITAL EXPENDITURES

The Company's four year consolidation plan contemplates capital expenditures of $19 million in 2000, $56 million in 2001, $113 million in 2002 and $88 million in 2003. The consolidation plan contemplates the construction of a new large bar mill, which management estimates would cost approximately $90.0 million. The Company anticipates receiving an estimated $11.0 million in government assisted borrowings to fund a portion of this construction. The remaining funds required to construct the new bar mill may be obtained from a combination of operating cash flow, additional borrowings under the new credit facility, to the extent then available, and proceeds from sales of assets and/or sales of debt or equity securities. The plan to construct this facility is currently under review.

DEBT SERVICE REQUIREMENTS

In conjunction with the Combination, Republic Technologies completed a private offering of $425 million of senior secured notes and warrants and entered into the $425 million new credit facility. The proceeds of this private offering, together with approximately $239 million of borrowings under the new credit facility and the proceeds from new equity contributions, were applied to refinance a substantial portion of the indebtedness of Republic, RES Holding, BarTech and USS/Kobe.

As a result of the Combination and the other transactions, the Company and Republic Technologies have significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes will require semi-annual interest payments on January 15 and July 15 every year until they mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loans under the new credit facility will require periodic payments of interest and mature on August 13, 2004. The new credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrences of permitted indebtedness. The 1984 environmental improvement revenue bonds, of which $9.0 million was outstanding as of December 31, 1999, mature on December 1, 2001. In addition, the $5.5 million Series A Preferred Stock of Republic Technologies International, Inc. is mandatorily redeemable on September 26, 2000. Payment of the redemption price would require distributions or loans from Republic Technologies to the Company followed by distributions or loans from the Company to RTI, Inc.

The senior secured notes and the new credit facility each contain significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The ability of RTI to receive distributions from Republic Technologies and its subsidiaries is significantly restricted by the terms of the senior secured notes and the new credit agreement. Under the terms of the senior secured notes, subject to certain exceptions, generally neither Republic Technologies nor its subsidiaries may declare or pay any dividend or make any other distribution or payment on or in respect of capital stock, unless, at the time of and after giving effect to the proposed payment, (1) no Default (as defined in the senior secured note indenture) shall have occurred and be continuing, (2) immediately after giving effect to such payment, the Consolidated Fixed Charge Coverage Ratio (as defined in the senior secured note indenture) of Republic Technologies would be equal to or greater than 2.5 to 1, and (3) the aggregate amount of all restricted payments declared or made from and after the issue date would not exceed the 50% of the Consolidated Net Income (as defined in the senior secured note indenture) of Republic Technologies accrued on a cumulative basis during the period, taken as one accounting period, beginning on October 1, 1999 and ending on the last day of the fiscal quarter of Republic Technologies immediately preceding the date of such proposed restricted payment or, if such aggregate cumulative Consolidated Net Income of Republic Technologies for such period shall be a deficit, minus 100% of such deficit, plus the cash proceeds from certain equity offerings and value of certain investments. Under the terms of the new credit facility, neither Republic Technologies nor its subsidiaries may declare or pay any dividend to the Company or make any other distribution or payment to the Company on or in respect of capital stock other than distributions or payments for certain limited purposes and in limited amounts.

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the CAST-ROLL and Cartersville, Georgia facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the new credit facility, on the equity interests of Republic Technologies and its restricted subsidiaries. This collateral is subject to release without substitution under a limited number of circumstances. Borrowings under the new credit facility are secured by a first priority limited perfected security interest in (1) the equity interests of Republic Technologies and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts, inventory, intellectual property and related assets of Republic Technologies and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the CAST-ROLL facility, including the related melt shop.

The obligations under the senior secured notes are unconditionally and irrevocably guaranteed jointly and severally by the Company and each of its subsidiaries other than Republic Technologies, RTI Capital Corp. (the co-issuer of the senior secured notes) and Oberlin Insurance Company. The obligations under the new credit facility are unconditionally and irrevocably guaranteed jointly and severally by the Company and each of its subsidiaries other than Republic Technologies and Oberlin Insurance Company.

The high level of long-term debt relative to total capitalization could have important consequences, including, among others, the following:

     - RTI and Republic Technologies, may be unable to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate purposes;

     - a substantial portion of cash flow from operations will need to be used to pay principal and interest on indebtedness, which will reduce the funds available for other purposes, including operations and future business opportunities;

     - RTI and Republic Technologies may need to make payments in connection with environmental improvement revenue bonds related to USS/Kobe facilities earlier than scheduled if USX makes early payment on these bonds, and any such early payment may adversely affect liquidity;

     - borrowings under the new credit facility as well as other future borrowings, may be at variable interest rates of interest, which create the risk of increased interest rates; and

     - this leverage may make RTI and Republic Technologies more vulnerable to economic downturns and competitive pressures.

TAX DISTRIBUTIONS

The Company and Republic Technologies are limited liability companies that are expected to be treated as a partnership for income tax purposes and accordingly are not an income taxpaying entity. However, pursuant to the limited liability company agreement of the Company's parent, the Company's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in RTI, Inc. To the extent the Company's parent is required to make these tax distributions, Republic Technologies will be required to make equivalent cash distributions to the Company. However, the Company believes that certain of its parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company's parent and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot make any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

Republic and USS/Kobe participated in Enterprise Zone Agreements granting abatements from certain Ohio real and personal property taxes. USS/Kobe was party to three 10 year agreements with a municipal subdivision (City of Lorain) granting USS/Kobe a 50% abatement of taxes on specified investment in real property, equipment and inventory, conditioned upon the company's best efforts to maintain certain employment levels, subject to certain exceptions. The reduction in taxes under these agreements amounted to approximately $2.5 and $2.6 million in 1999 and 1998, respectively. Republic was party to a 10 year agreement with a municipal subdivision (Canton Township) granting Republic a 75% abatement of Ohio personal property taxes on certain investments in new equipment. The reduction in taxes under the terms of this agreement amounted to approximately $1.2 and $1.1 million in 1999 and 1998, respectively.

LIQUIDITY SOURCES AND OTHER FACTORS AFFECTING LIQUIDITY

The Company intends to fund its working capital, pension contribution requirements, capital expenditure, debt service requirements and tax distributions to its parent company's members through cash flows generated from operations and borrowings under the $425.0 million new credit facility. Availability under the new credit facility is limited to a borrowing base equal to (1) 60% of eligible inventory, plus (2) 85% of eligible accounts receivable, plus (3) the lesser of 67% of the appraised value of the CAST-ROLL facility and $125 million, which will decrease by $4.5 million per quarter beginning the quarter ended December 31, 2000, minus (4) a reserve between $35.0 million and $50.0 million. The CAST-ROLL facility is subject to reappraisal after March 31, 2001 or upon a default under the new credit facility. As of December 31, 1999, approximately $336.4 million was outstanding under the new credit facility, leaving undrawn commitments of approximately $63.0 million. The Company's net availability on its revolving credit facility at April 30, 2000 was $16.5 million.

In connection with the Combination, RTI, Inc. issued 30,000 shares of its Series C convertible preferred stock. The Series C convertible preferred stock accrues dividends at a rate of 5% per year, which can be paid in cash or by the issuance of additional shares of Series C convertible preferred stock at the election of RTI, Inc.

The Company's performance during the third and fourth quarters of 1999 was below expectations, causing the Company's liquidity position to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, aggressive cost cutting programs, scaling back operations at its Johnstown facility and reducing inventories. The Company has also reduced its planned capital expenditures from $48 million to $19 million for 2000, has obtained deferrals of $11 million of certain quarterly PBGC funding requirements until July 2000, obtained deferrals of trade credit from a significant supplier from June through October 2000, and obtained a deferral from the Ohio EPA of $1.2 million of committed environmental expenditures until 2001. Management is also pursuing additional financing from the State of Ohio.

The Company is in the process of selling its specialty steels division and expects to complete the sale in the second quarter 2000. The Company is also in the process of selling certain real estate and assets from facilities closed as part of the consolidation plan.

Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cashflow requirements, including financing through the sale of additional debt or equity securities. Restrictive covenants included in the indenture relating to the senior secured notes and other debt obligations limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company. The ability to sell its assets may also be constrained by the provisions of the Company's new labor agreement.

 As a result of the factors mentioned above, the Company is highly leveraged and could be considered a risky investment. Further information regarding the risk factors of the Company can be found in the Company's S-4 Registration Statement.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and For Hedging Activities," ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company has not completed its evaluation of SFAS 133 and accordingly, is unable to determine what impact, if any, SFAS 133 will have on its financial statements.

ENVIRONMENTAL MATTERS

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at its current and former facilities. The Company's operations are subject to federal, state and local, and in the case of the CDSC facilities, foreign, environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $5.6 million. The Company believes that costs in relation to remediation related to historical waste disposal practices are likely to be in the range of $15.9 million to $25.5 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed in
Item 1 - "Business", was approximately $21.4 million as of December 31, 1999. Except as noted in Item 1 - "Business", the Company is not otherwise aware of any significant environmental compliance and remediation costs for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance. For further information on environmental matters see Item 1 - "Business".

FORWARD LOOKING STATEMENTS

All statements other than statements of historical facts included in this report, including statements under Item 1 - "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company's future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terms such as "may," "will," "expect," "intend," "estimate," "anticipate," "foresee," "project," "plan" or "believe" or the negative of these words or variations on these words or similar phrases. The Company has based these forward-looking statements on our current assumptions, expectations and projections about future events, which are subject to risks and uncertainties. You are cautioned that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements, including the following:

     - the Company's ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;

     - the Company's ability to implement its consolidation plan and to realize the expected benefits of the Combination in the time frame and at the costs currently contemplated;

     - market conditions and general risks associated with the steel industry; and

     - the matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

The reader should not place undue reliance on the forward-looking statements contained in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in interest rates with respect to certain of its long-term debt. The table below presents principal cash flows and weighted average interest rates of the Company's long-term debt at December 31, 1999 by expected maturity dates as well as the respective fair value amounts.

The Company has a cold-finished facility in Canada and is, therefore, subject to foreign currency exchange rate exposure. Historically, the exchange rate volatility and related exposure to the Company has been minimal. At the present time, the Company does not hedge foreign currency risks.

The fair value of the Company's Senior Notes was determined using quoted market prices. The fair value of the Company's Solid Waste Revenue Bonds was determined by the underwriter. Remaining long-term debt consists of the Company's economic development financing, a subordinated note and an Industrial Revenue Bond (see
Note 7 to the Consolidated Financial Statements). The fair value of the Company's economic development financing approximates carrying value as the development authorities continue to offer such financing on substantially the same terms as provided to the Company.

                                                                (in millions)
                                                                                   There-
                           2000       2001        2002        2003      2004       after          Total    Fair Value
                         --------- ----------- ------------ --------- ---------- ----------- ------------ ------------
Fixed:
  Senior Notes                                                                     $425.0       $425.0       $276.3
  Interest rate                                                                     13.75%

  Revenue Bonds:
     Solid Waste
        Revenue Series 1996                                                        $ 53.7       $ 53.7       $ 43.0
     Interest rate                                                                   9.00%

     Solid Waste
        Revenue Series 1994                                                        $ 20.2       $ 20.2       $ 16.2
     Interest rate                                                                   8.25%

  All other              $ 2.4       $ 2.1         $ 2.5      $ 2.2     $ 1.4      $  7.2       $ 17.8       $ 17.8
  Average
     interest rates       5.68%       5.17%         4.97%      4.63%     3.00%       3.00%

Variable                             $ 9.0                                         $  8.3       $ 17.3       $ 17.3
  Average
     interest rates        (1)         (1)           (1)        (1)       (1)         (1)          (1)          (1)

(1) - At variable Prime, LIBOR or other money market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants
A report on Form 8-K was filed on December 28, 1998 by the Company's predecessor announcing the appointment of the accounting firm of Deloitte & Touche LLP as independent accountants to audit the fiscal 1998 financial statements of the Company's predecessor and the dismissal of Arthur Andersen LLP, the Company's predecessor's previous independent public accountants, which has been approved by the board of directors.

During the past two fiscal years, there were no disagreements with the Company's predecessor's former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Company's predecessor's former accountants would have caused it to make reference to such disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors as of April 13, 2000 are as follows:

NAME                               AGE     POSITION
----                               ---     --------
Joseph F. Lapinsky                  50     Chief Executive Officer, President, Chief Operating Officer and
                                             Director
George F. Babcoke                   42     Executive Vice President and General Manager, Hot-Rolled and
                                             Primary Operations
John G. Asimou                      54     Executive Vice President and General Manager, Cold-Finished
                                             Bar Operations
Stephen Graham                      43     Executive Vice President and Chief Financial Officer
James T. Thielens, Jr.              41     Vice President, Commercial, Hot-Rolled Bar
Charles T. Cochran                  45     Vice President, Commercial, Cold-Finished Bar
Katie B. Trinchard                  42     Vice President, Information Technology
Joseph Kaczka                       52     Vice President, Finance and Controller
John B. George                      53     Vice President, Finance, Treasurer and Secretary
Richard C. Lappin                   55     Chairman and Director
Robert Friedman                     56     Director
David A. Stockman                   53     Director
David Blitzer                       30     Director
Robert B. McKeon                    45     Vice Chairman and Director
Thomas J. Campbell                  40     Director
Lynn R. Williams                    75     Director
Paul J. Wilhelm                     57     Director
Albert E. Ferrara, Jr.              51     Director
Hiroharu Sawada                     50     Director
Tadashi Takeuchi                    46     Director

Joseph F. Lapinsky has over 26 years of experience in the steel industry and became President and Chief Operating Officer of BarTech and Republic in October 1998. Mr. Lapinsky also became a director of Republic at that time. Mr. Lapinsky became Chief Executive Officer and a director of RTI in February 2000. Mr. Lapinsky served as a corporate Vice President and President of Republic's Hot-Rolled Bar Division from January 1997 to September 1998. Prior to that time he served as General Manager of Republic's hot-rolled bar operations from September 1995 to January 1997. Prior to that time he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991.

George F. Babcoke has over 23 years of experience in the steel industry and became President of USS/Kobe Steel Company in July 1998. Mr. Babcoke served as Vice President of Operations for USS/Kobe Steel Company from February 1997 until July 1998. Before coming to USS/Kobe Steel Company, Mr. Babcoke held several senior management positions at United States Steel's Gary Works, a fully integrated steel producing facility in Gary, Indiana. Mr. Babcoke was the Plant Manager, Primary Operations from 1996 to 1997 and the Plant Manager, Finishing Operations from 1995 to 1996. Prior to that he held several positions including Division Manager of Operation Services and Division Manager of Hot rolling.

John G. Asimou has over 31 years of experience in the steel industry and became Executive Vice President and General Manager, Cold-finished Bar Division for Republic and BarTech in October 1998. Mr. Asimou served as Executive Vice President of Technology & Development of the Company from August 1996 until September 1998. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical

Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various SBQ bar and rod assignments for United States Steel Corporation, a fully integrated steel producer.

Stephen Graham became Executive Vice President and Chief Financial Officer in February 2000. From 1997 to February 2000, Mr. Graham served as Vice President, Finance/Chief Financial Officer of Dura Automotive Systems, Inc., an international automotive systems supplier. He also held positions as Chief Financial Officer for Cambridge Industries, Inc., a plastics manufacturer, from 1996-1997, and as Vice President, Finance/Chief Financial Officer for Truck Components, an automotive and industrial components manufacturer, from 1994-1996.

James T. Thielens, Jr. has over 19 years of experience in the steel industry and became Vice President, Commercial, Hot-Rolled Bar Division for BarTech and Republic in October 1998. Mr. Thielens served as Vice President, Sales and Marketing, of Republic's Hot-Rolled Bar Division from March 1997 until September 1998. He served as General Manager of Marketing for Republic from March 1995 to March 1997 and as a Regional Sales Manager of Republic's Bar Products Division from April 1994 to March 1995. Prior to that time he held various sales and marketing positions at Republic since its formation in 1989.

Charles T. Cochran has over 23 years of experience in the steel industry and became Vice President, Commercial, Cold-Finished Bar Division for BarTech and Republic in October 1998. Mr. Cochran served as Vice President, Sales and Marketing, of Republic's Cold-Finished Bar Division from January 1997 to September 1998. He served as Vice President, Sales and Marketing of Republic's Bar Products Division from January 1995 to January 1997. From May 1994 to January 1995 he was Republic's General Manager, Cold-Finished Bar Division. Prior to that time he held various regional sales positions at Republic since its formation in 1989.

Katie B. Trinchard became Vice President, Information Technology for BarTech and Republic in October 1998. Ms. Trinchard served as General Manager, Information Technology of BarTech from November 1997 until September 1998. From 1996 to 1997, Ms. Trinchard was an Independent Systems Integration Consultant whose clients included among others, BarTech and Chase Brass & Copper, Inc., a producer of copper alloy rod. From 1990 to 1996, Ms. Trinchard was Manager of Consulting Services for Digital Equipment Corp.

Joseph Kaczka became Vice President of Finance and Controller for RTI in September 1999. Mr. Kaczka joined RTI following over 30 years of service with USS/Kobe Steel Company and its predecessor companies. He most recently served as Treasurer and Controller for USS/Kobe Steel Company, which he had held since 1997. From 1995 through 1997, Mr. Kaczka held the position of Treasurer for USS/Kobe Steel Company and from 1989 through 1995 he served as Controller for USS/Kobe Steel Company. Prior to 1989, he held various positions at USX locations in Pennsylvania, Alabama and Ohio.

John B. George has over 30 years of experience in the steel industry and became Vice President of Finance and Treasurer for BarTech and Republic in October 1998. He was also appointed Secretary in December 1998. Prior to joining the Company, Mr. George previously served as Treasurer of Republic Engineered Steels, Inc. since April 1991. From November 1989 to April 1991, he was Assistant Treasurer for Republic Engineered Steels, Inc.

Richard C. Lappin became a director of Republic in January 1999. Mr. Lappin became Chairman of the Board of RTI, Inc. in November 1999. Mr. Lappin is a Senior Managing Director of The Blackstone Group, L.P., with which he has been associated since 1999. Prior to this time, Mr. Lappin served as President of Farley Industries, which included West-Point Pepperell, Inc., Acme Boot Company, Inc., Tool and Engineering, Inc., Magnus Metals, Inc. and Fruit of the Loom, Inc. Mr. Lappin is also a director of American Axle & Manufacturing, Inc., Clark Refining Holdings, Inc., Collins & Aikman Corporation and Prime Succession, Inc.

Robert Friedman has been a Senior Managing Director of The Blackstone Group, L.P. since March 1999. From 1975 to March 1999, Mr. Friedman was a partner with the law firm of Simpson Thatcher & Bartlett. Mr. Friedman is also a director of American Axle & Manufacturing, Inc., Clark Refining Holdings, Inc. and Corp. Group.

David A. Stockman was elected as a director of BarTech in March 1996 and became Chairman of the Board of Directors of BarTech in September 1998. In September 1998, Mr. Stockman also became Chairman of the Board of Directors of Republic. Mr. Stockman served as Chairman of the Boards of Directors of BarTech and Republic through the completion of the Combination. Mr. Stockman served as Chairman of the Board of Directors of RTI, Inc. until November 1999. From 1998 until September 1999, Mr. Stockman was a Senior Managing Director of The Blackstone Group, L.P. In September 1999, Mr. Stockman founded Heartland Industrial Management L.L.C., a new private equity sponsor. Mr. Stockman is also a director of American Axle & Manufacturing, Inc.

David Blitzer was elected as a director of Republic in September 1998. Mr. Blitzer is a Senior Managing Director of The Blackstone Group, L.P., which he joined in 1991. He also currently serves on the board of directors of Haynes International, Inc., Imperial Home Decor Group, Inc., Volume Services America, Inc. and Volume Services, Inc.

Robert B. McKeon served as director of BarTech since September 1993 and as a director of Republic since September 1998, and became Vice Chairman of the board of directors of RTI, Inc. following the completion of the Combination. Mr. McKeon has served as President of Veritas Capital, Inc., a New York- based merchant banking and private equity investment firm, since its formation in 1992. From 1990 to 1992, Mr. McKeon was Chairman and from 1988 to 1990, was President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. McKeon was formerly Chairman of Maybelline Inc. from 1990 to 1992 and Co-Chairman and Co-Chief Executive Officer of Collins and Aikman Inc. from 1989 to 1992. Mr. McKeon also serves as Chairman of H. Koch & Sons Inc.

Thomas J. Campbell served as a director of BarTech since September 1993. Mr. Campbell has served as a partner and is a director of Veritas Capital Inc., a New York merchant banking and private equity firm, since its formation in 1992. From 1988 to 1992, Mr. Campbell was Vice President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. Campbell also served as a director of Collins & Aikman Inc. from 1988 to 1992 and as a director of Maybelline Inc. from 1990 to 1992. Mr. Campbell is also a director of Baltimore Marine Industries, Inc.

Lynn R. Williams has been retired since 1994. From 1983 until his retirement, Mr. Williams served as President of the USWA.

Paul J. Wilhelm has served as the President of U.S. Steel Group of USX since 1994 and as director of USX since 1995. From 1994 to 1995, Mr. Wilhelm served as Vice President-Operations of the U.S. Steel Group, and from 1993 to 1994, he was the President of USS/Kobe Steel Company. Mr. Wilhelm is also a director of Union Carbide Corporation and the Chairman of the American Iron and Steel Institute.

Albert E. Ferrara, Jr. has served as Vice President-Strategic Planning of USX since 1997. From 1994 to 1997, Mr. Ferrara served as the President of USX Realty Development, an affiliate of USX.

Mr. Hiroharu Sawada has served a General Manager of product technology and quality with Kobe Technologies Proprietary Inc. since November 1999. From July 1997 to October 1999, Mr. Sawada held a management position at the Iron and Steel Division of Kobe Steel, Ltd., where he was responsible for bar and wire rod technology as well as technical services to customers. From February 1993 to June 1997, Mr. Sawada worked as General Manager and senior metallurgist in Kobe Steel USA's Detroit office where he was responsible for technical service to Kobe Steel's customers in the United States, Canada and Mexico.

Tadashi Takeuchi has served as a General Manager of joint ventures of Kobe Steel USA, Inc. since April 1998. Prior to such time, Mr. Takeuchi held a management position at the Iron and Steel Division of Kobe where he was responsible for overseas operations.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal years ended December 31, 1999, 1998 and 1997, the compensation paid by the Company and its affiliates to its Chief Executive Officer and each of its four most highly compensated executive officers:

                                                                                                              All Other
Name & Principal Position                      Year             Salary ($)            Bonus ($)            Compensation ($)
----------------------------------------    ----------      -----------------      ----------------      ---------------------
Thomas N. Tyrrell                           1999               $ 400,000            $   75,000               $ 3,840 (b)
  Chief Executive Officer (a)               1998               $ 367,000            $  175,000               $ 4,620 (b)
                                            1997               $ 350,000                 N/A                 $ 2,100 (b)

Joseph F. Lapinsky                          1999               $ 275,000            $   36,675               $ 2,640 (b)
  Chief Executive Officer, President        1998               $ 229,160            $  363,075 (c)                 N/A
  & Chief Operating Officer (a)             1997                  N/A                    N/A                       N/A

George F. Babcoke                           1999                N/A (d)             $  300,000 (d)                 N/A
Executive Vice President & General          1998                  N/A                    N/A                       N/A
   Manager, Hot-Rolled and Primary          1997                  N/A                    N/A                       N/A
   Operations (a)

Robert L. Meyer                             1999               $ 235,000            $   67,000               $ 2,256 (b)
Executive Vice President & General          1998               $ 205,000            $  112,500               $ 2,706 (b)
   Manager, Rolling Operations(a)           1997               $ 195,000                 N/A                 $ 1,170 (b)

John G. Asimou                              1999               $ 225,000            $   52,500               $ 2,160 (b)
Executive Vice President & General          1998               $ 191,250            $   87,500               $ 2,525 (b)
   Manager, Cold-Finished Bar Division      1997               $ 180,000                 N/A                 $ 1,080 (b)


(a) Messrs. Tyrrell and Meyer resigned from the Company in February 2000. Mr. Lapinsky was named Chief Executive Officer at that time and Mr. Babcoke assumed Mr. Meyer's dueties.

(b) The amounts set forth in this column for Messrs. Tyrrell , Lapinsky, Meyer and Asimou reflect amounts of annual premiums paid by the Company under group term life insurance for such officers. The life insurance carries a maximum value of two times base salary for each officer and has no cash surrender value.

(c) In fiscal 1998, Mr. Lapinsky received a retention bonus of $83,075, and signing bonuses totaling $280,000 upon assuming his new positions with BarTech and Republic.

(d) Mr. Babcoke was paid by U.S. Steel for 1999. The bonus represents a signing bonus. Mr. Babcoke's annual salary is noted below in discussion about his employment contract.

EMPLOYMENT AGREEMENTS

Messrs. Tyrrell, Lapinsky, Meyer and Asimou entered into employment agreements with BarTech and Republic (the "Employment Agreements") effective October 1, 1998, each of which contains substantially similar terms and conditions except with respect to salary provisions. Messrs. Tyrrell and Meyer resigned from the Company in February 2000. The Employment Agreements for Messrs. Lapinsky and Asimou will continue until September 30, 2001, and will renew annually thereafter each October 1 for one year renewal terms unless terminated by Messrs. Lapinsky and Asimou, as applicable, or the Company at least 90 days prior to the expiration date. The annual base salaries of Messrs. Lapinsky and Asimou currently in effect under these Employment Agreements are $275,000 and $225,000, respectively, and each Employment Agreement provides for an annual increase based on performance. Messrs. Lapinsky, Asimou and Cochran are also entitled to receive an annual bonus, which will be no less than $100,000, and $75,000, respectively, for fiscal years 1999 and 2000.

As a result of signing the Employment Agreements, Messrs. Tyrrell, Meyer and Asimou and other members of management forfeited their rights to prior vested and unvested options to purchase common stock of the Company

Mr. Babcoke entered into an employment agreement with BarTech and Republic, which became effective July 1, 1999. Mr. Babcoke's employment agreement contains substantially similar terms to the employment agreements of Messrs. Tyrrell, Lapinsky, Meyer and Asimou. Mr. Babcoke's agreement provides for a base salary equal to $235,000 and an annual bonus, which will be no less than $75,000 for fiscal years 1999 and 2000.

The Company expects that members of its management, including the five executive officers discussed above, with the exception of Messrs. Tyrrell and Meyer, will be granted options to acquire common stock of RTI, Inc. equaling up to 5% of RTI Inc.'s fully diluted equity at the time of granting these options.

DIRECTORS' COMPENSATION AND CONSULTING ARRANGEMENTS

The Company's directors receive no remuneration for serving as directors. All directors are reimbursed for reasonable expenses incurred in attending director meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

RTI is a limited liability company whose managing member is RTI, Inc. A number of material arrangements relating to the voting or disposition of equity securities of RTI, Inc. and RTI are included in an equityholders agreement, described under Item 13, "Certain Relationships and Related Party Transactions". Except as indicated below, the following table sets forth information as to the approximate beneficial ownership of the voting securities of RTI, Inc. after the consummation of the Combination, assuming exercise of outstanding warrants, conversion of outstanding convertible preferred stock and exchange by USX and Kobe of their membership interests in the Company into RTI, Inc. common stock, by the following:

     -    owners of more than 5% of the outstanding equity;
     -    each of the Company's directors and named executive officers; and
     -    all of the Company's executive officers and directors as a group.

The following table does not take into account options that are expected to be granted to management in the future. Blackstone has the right to appoint a majority of the directors of RTI, Inc. for so long as it beneficially owns at least 25% of the fully diluted common stock of RTI, Inc. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all equity interests shown as beneficially owned by them. Unless otherwise indicated below, the address for each of our beneficial owners is c/o Republic Technologies International Holdings, LLC, 3770 Embassy Parkway, Akron, Ohio 44333-8367.

                                                                                 OWNERSHIP OF RTI, INC.
                                                                            ---------------------------------
                                                                                 NUMBER OF        PERCENTAGE
NAME                                                                             SHARES (#)        OWNED (%)
----                                                                             ----------        ---------
Blackstone Management Associates II L.L.C. ("BMA II")(1)(6)                       3,077,918            38.2%
 345 Park Avenue
  New York, New York 10154
Veritas Capital Management L.L.C. ("VCM")(2)(8)                                   1,072,452            13.3%
  660 Madison Avenue
  New York, New York 10021
USX Corporation(3)                                                                1,111,405            13.8%
  600 Grant Street
  Pittsburgh, Pennsylvania 15219
Kobe Steel, Ltd.(4)                                                               1,013,650            12.6%
  10-26 Wakinohama Cho
  2 Chome Chuo-ku
  Kobe City Hyogo
FirstEnergy Services Corp.(5)                                                       429,478             5.3%
  76 South Main Street
  Akron, Ohio 44308
Joseph F. Lapinsky                                                                       --               --
Stephen Graham                                                                           --               --
John C. Asimou                                                                           --               --
George F. Babcoke                                                                        --               --
Richard C. Lappin(1)(6)                                                           3,077,918            38.2%
Robert Friedman(1)(6)                                                             3,077,918            38.2%
David A. Stockman(7)                                                                     --               --
David Blitzer(1)(6)                                                               3,077,918            38.2%
Robert B. McKeon(2)(8)                                                            1,072,452            13.3%
Thomas J. Campbell (2)(8)                                                         1,072,452            13.3%
Lynn R. Williams                                                                         --               --
Paul J. Wilhelm                                                                          --               --
Albert E. Ferrara, Jr.                                                                   --               --
Hiroharu Sawada                                                                          --               --
Tadashi Takeuchi                                                                         --               --
All directors and named executive officers as a group (23 persons)(6)(8)          4,150,370            51.5%

(1) BMA II's beneficial ownership in interest in the Company is held indirectly through RTI, Inc. BMA II beneficially owns all of the 536,829 outstanding shares of Class B common stock of RTI, Inc., 393,701, or approximately 73.3%, of the total 536,865 outstanding shares of Class C common stock of RTI, Inc. and 2,147,388, or approximately 67.3%, of the total 3,191,637 outstanding shares of Class D common stock of RTI, Inc. Of BMA II's Class B common stock, 423,132 shares are held directly by BRW Steel Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connections with the initial formation of BarTech, and 113,697 shares are held by BRW Steel Offshore Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Blackstone and Veritas in connection with Blackstone's initial investment in BarTech. Blackstone, a Delaware limited partnership for which BMA II is the sole general partner, is the Class B general partner of BRW Steel Holdings, and pursuant to the limited partnership agreement of BRW Steel Holdings exercises all voting and dispositive powers with respect to the Class B common stock held by BRW Steel Holdings. BMA II controls the Class B general partners of BRW Steel Offshore Holdings, and pursuant to the limited partnership of BRW Steel Offshore Holdings, exercises all voting and dispositive powers with respect to the Class B common stock held by BRW Steel Offshore Holdings. Accordingly, because BMA II has voting and dispositive control with respect to all of the shares of Class B common stock held by these partnerships, it may be deemed to beneficially own these shares. The shares of Class C and Class D common stock beneficially owned by BMA II are held directly by Blackstone Capital Partners II Merchant Banking Fund, Blackstone Family Investment

     Partnership II L.P., Delaware limited partnerships for which BMA II is the sole general partner, and Blackstone Offshore Capital Partners II L.P., a Cayman Islands exempted limited partnership for which BMA II is the general partner with voting and dispositive power. Accordingly, BMA II may be deemed to beneficially own all of the shares of Class C and Class D common stock held by Blackstone Capital Partners II Merchant Banking Fund, Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II. Messers. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA II and control BMA II. Accordingly, they may be deemed to share beneficial ownership of the shares of RTI, Inc. held by BMA II, although they disclaim this beneficial ownership.

(2) VCM's beneficial ownership interest in the Company is held indirectly through RTI, Inc. VCM beneficially owns 196,410, or approximately 66.5%, of the total 295,199 outstanding shares of Class A common stock of RTI, Inc. (which includes outstanding warrants for 91,609 shares of Class A common stock), 143,164, or approximately 26.7% of the total 536,865 outstanding shares of Class C common stock of RTI, Inc. and 732,878, or approximately 23.0%, of the total 3,191,637 outstanding shares of Class D common stock of RTI, Inc. Of VCM's Class A common stock, 154,811 shares are held directly by BRW Steel Holdings, L.P., a Delaware limited partnership initially organized by persons associated with VCM in connection with the initial formation of BarTech, and 41,599 shares are held by BRW Steel Offshore Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Blackstone and Veritas in connection with Blackstone's initial investment in BarTech. BRW Partners, Inc., a Delaware corporation controlled by the principals of VCM, is the Class A general partner of both BRW Steel Holdings and BRW Steel Offshore Holdings, and pursuant to the limited partnership agreements of these partnerships, exercises all voting and dispositive powers with respect to the Class A common stock held by these partnerships. Accordingly, because VCM has voting and dispositive control with respect to all of the shares of Class A common stock held by these partnerships, it may be deemed to beneficially own these shares. The shares of Class C common stock beneficially owned by VCM are held directly by BRW Steel Holdings II, L.P., a Delaware limited partnership, and Veritas Capital, L.L.C. and KDJ, L.L.C., each Delaware limited liability companies. The general partner of BRW Steel Holdings II is BRW Partners, L.L.C., a limited liability company controlled by VCM. Each of Veritas Capital and KDJ are also controlled by VCM. Accordingly, VCM may be deemed to beneficially own all of these shares of Class C common stock. The shares of Class D common stock beneficially owned by VCM are held directly by The Veritas Capital Fund, L.P., a Delaware limited partnership of which VCM controls the general partner with voting and dispositive power. Accordingly, VCM may be deemed to beneficially own all of the shares of Class D common stock held by The Veritas Capital Fund. The beneficial ownership number for VCM does not include .06% of the fully diluted common stock held by an investor that is related to, but not an affiliate of, VCM.

(3) USX's beneficial ownership interest in the Company is held directly by USX RTI Holdings, Inc., a Delaware corporation and an indirect subsidiary of USX. Under the equityholders agreement described under Item 13, "Certain Relationships and Related Transactions", USX may exchange its ownership interests in the Company for Class D common stock and warrants of RTI, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

(4) Kobe's beneficial ownership interest in the Company is held directly by Kobe RTI Holdings, Inc., a Delaware corporation and an indirect subsidiary of Kobe. Under the equityholders agreement described under Item 13, "Certain Relationships and Related Transactions", USX may exchange its ownership interests in the Company for Class D common stock and warrants of RTI, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

(5) In connection with the consummation of the Transactions, FirstEnergy or its affiliate purchased 30,000 shares of the Class C Convertible Preferred Stock of RTI, Inc., which shares are immediately convertible, at the option of FirstEnergy, into the indicated number of shares of RTI, Inc. common stock beneficially owned by FirstEnergy. The conversion of FirstEnergy's shares has been assumed in the table above.

(6) Messrs. Lappin, Friedman and Blitzer are affiliated with Blackstone in the capacities described under Item 10, "Directors and Executive Officers". Messrs. Lappin, Friedman and Blitzer disclaim beneficial ownership of any equity of the Company or RTI, Inc. beneficially owned by BMA II.

(7) Mr. Stockman was a Senior Management Director of the Blackstone Group L.P. from 1988 until September 1999.

(8) Messrs. McKeon and Campbell are the principals of Veritas and control VCM. Accordingly, they may be deemed to share beneficial ownership of the shares of RTI, Inc. common stock owned by VCM, although they disclaim this beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MASTER RESTRUCTURING AGREEMENT

The Combination was effected pursuant to a master restructuring agreement entered into among RTI Inc., the Company, Republic Technologies, Blackstone, Veritas, USX, Kobe and various of their affiliates and related investors. The master restructuring agreement contains customary representations, warranties, covenants and indemnities. Indemnification claims under the master restructuring agreement are generally satisfied through adjustments to our owners' relative ownership interests.

EQUITYHOLDERS' AGREEMENT

In connection with the completion of the Combination, RTI Inc., Blackstone, Veritas, USX, Kobe, FirstEnergy, various of their affiliates and other equityholders of RTI Inc. entered into an equityholders agreement regarding their ownership of the Company's equity and the common stock of RTI Inc.

     Election of Directors. The equityholders agreement provides that the parties will vote their shares of RTI Inc. common stock to elect a board of directors that includes the following individuals:

     -    six directors designated by Blackstone;

     -    two directors designated by Veritas;

     -    two directors designated by USX;

     -    two directors designated by Kobe; and

     -    one director designated by the United Steelworkers union.

In each of the cases above other than the United Steelworkers, the right to designate one or more directors is subject to decrease or termination if the respective party's ownership level falls below thresholds specified in the equityholders agreement. In addition, for so long as Blackstone is entitled to designate six directors, it has the right upon its request to appoint additional directors so as to obtain majority board control.

     Fundamental Matters. Until the third anniversary of an initial public offering of RTI Inc. common stock and provided that each of USX and Kobe maintains specified equity ownership levels, the consent of each of USX and Kobe is required for RTI Inc. to take specified actions, which, subject to various exceptions, include the following:

     - entering into or modifying specified types of material contracts between RTI Inc. and affiliates of Blackstone or Veritas;

     - issuing equity interests in RTI Inc. and its subsidiaries, other than specified allowances for management incentives, strategic transactions and an initial public offering;

     - incurring indebtedness other than pursuant to the Combination-related transactions, refinancings of indebtedness existing at the time of the Combination or otherwise permitted to be incurred by the equityholders agreement, indebtedness pursuant to undrawn commitments under existing credit facilities, and other incremental indebtedness not to exceed $500 million;

     - other than pursuant to RTI Inc.'s existing capital expenditures budget, making capital expenditures in excess of $50 million during the period ending August 13, 2004;

     - merging RTI Inc. with or into any other entity, or the acquisition of the capital stock or assets of any other person, subject to various exceptions; and

     - selling two-thirds or more of the consolidated assets of RTI Inc., subject to various exceptions.

In addition, USX and Kobe generally have the right in connection with an initial public offering of RTI Inc. common stock to purchase additional shares in the public offering to the extent necessary to maintain their ownership percentage.

     Exchange Events. Each of the affiliates of USX and Kobe that initially hold interests in the Company have the right, subject to specified requirements, to exchange the interests then owned by it for shares of Class D common stock of RTI Inc. In addition, these parties are also entitled to receive in the exchange warrants designed to mitigate the dilutive effect of the warrants issued with the outstanding Senior Secured Notes issued by Republic Technologies and RTI Capital Corp. and other RTI Inc. warrants. If these exchanges are completed, RTI Inc. will own 100% of Holdings. Blackstone also generally may require these exchanges to occur upon an initial public offering of the common stock of RTI Inc.

     Transfers of Common Stock. Unless an initial public offering of RTI Inc.'s common stock has occurred, transfers of common stock prior to August 13, 2004 require the consent of Blackstone, except for transfers:

          (1) to an affiliate,

          (2) pursuant to the "tag-along" provision discussed below,

          (3) pursuant to the "drag-along" provision discussed below,

          (4) after three years following the closing of the Combination, transfers subject to a right of first offer on the part of Blackstone and

          (5) pursuant to the exercise of the registration rights discussed below.

The equityholders agreement also provides that, without the prior consent of Blackstone, USX and Kobe may only transfer equity interests in the Company to each other or to RTI Inc.

     Tag-Along Rights. The equityholders agreement grants to the parties the right, subject to specified conditions, in connection with a proposed transfer of common stock by either Blackstone or Veritas, to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other parties, as applicable, at the same price and upon the same economic terms.

     Drag-Along Rights. So long as Blackstone owns 31% or more of the outstanding common stock of RTI Inc. on a fully diluted basis, Blackstone has the right, subject to specified conditions, in connection with an offer by a third party to purchase all of the outstanding shares of common stock of RTI Inc. held by the parties, to require the other parties to transfer all shares owned by them to this third party at the same price and on the same economic terms as the offer accepted by Blackstone.

     Registration Rights. The equityholders agreement gives Blackstone the right to "demand" that RTI register its shares under the federal securities laws on three separate occasions. The equityholders agreement also grants three "demand" registrations to USX, three "demand" registrations to Kobe, one "demand" registration to FirstEnergy and, subject to conditions, three "demand" registrations to Veritas. The demand registration rights granted to USX, Kobe, FirstEnergy and Veritas may, with limited exceptions, generally only be exercised after an initial public offering of RTI Inc. common stock has occurred. In addition, the equityholders agreement grants "piggyback" registration rights to each of the equityholders each time RTI Inc. files a registration statement in connection with a sale of common stock, except for registration statements relating to

          (1) shares underlying management options,

          (2) the offering contemplated by the new labor agreement with the United Steelworkers union or

          (3) an initial public offering consisting only of primary shares.

PAYMENT OF FEES AND EXPENSES

From April 1996 to August 13, 1999, Blackstone and Veritas received annual monitoring fees from BarTech equal to approximately $.9 million per year pursuant to a monitoring agreement. Under the terms of the monitoring agreement, Blackstone and Veritas provide management and financial monitoring services to BarTech. Blackstone and Veritas have split the monitoring fees paid evenly between them. Blackstone and Veritas have also been reimbursed by BarTech for their out-of-pocket expenses incurred in providing such services.

In connection with the acquisition of Republic in 1998, RES Holding paid transaction fees of $3.4 million to Blackstone and $.8 million to Veritas and reimbursed them for all related out-of-pocket expenses. In addition, pursuant to a monitoring agreement entered into with RES Holding, Blackstone and Veritas were entitled to receive an annual monitoring fee for providing management and financial monitoring services equal to approximately $1.1 million, with Blackstone receiving 75% and Veritas receiving 25% of this monitoring fee. Blackstone and Veritas have also been reimbursed by RES Holding and Republic for their out-of-pocket expenses incurred in providing these services. Approximately $2.4 million of accrued but unpaid BarTech and RES Holding monitoring fees were paid following the Combination.

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed or is expected to reimburse Blackstone, Veritas, USX and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4.0 million.

In addition, in the future, Blackstone, Veritas, USX and Kobe or their affiliates may receive customary fees for other advisory and transactional services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time on an arms-length basis and will be based on the services performed and the fees charged to third parties for comparable services.

SALES TO AND AGREEMENTS WITH BLACKSTONE AFFILIATES

During the period from August 13, 1999 to December 31, 1999, the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998, the Company had approximately $43.6 million, $54.2 million and $89.0 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arm's-length terms.

The Company and Haynes, a company controlled by Blackstone, are parties to a facilities management agreement dated as of April 15, 1999, by which Haynes agreed to manage the Company's Baltimore, Maryland and Canton, Ohio Harrison Avenue specialty steel finishing facilities. The Company continues to own these facilities and must approve all material expenditures and financial decisions of Haynes with respect to these facilities. As compensation for the services provided, Haynes receives management fees equal to the total compensation costs, including benefits, of the Haynes personnel providing management services to the Company that is allocable to the time these personnel devote to these facilities. In addition, Haynes is reimbursed by the Company for all of its reasonable out-of-pocket expenses incurred in connection with the provision of management services.

AGREEMENTS WITH USX, KOBE, FIRSTENERGY AND THEIR AFFILIATES

In connection with the Combination, the Company entered into the following agreements with USX, Kobe and FirstEnergy (another equity investor in the Company's parent) or their affiliates:

ROUND SUPPLY AGREEMENT
----------------------
The Company entered into a five-year supply agreement with USX and the new tubular steel joint venture between USX and Kobe, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular joint venture also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular joint venture is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold approximately $51.1 million worth of seamless rounds to USX in the period from August 13, 1999 to December 31, 1999.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that RTI purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased approximately $22.0 million worth of coke from USX in the period from August 13, 1999 to December 31, 1999.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nation provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased approximately $47.1 million worth of iron ore pellets from USX in the period from August 13, 1999 to December 31, 1999.

TECHNOLOGY TRANSFER AGREEMENTS
------------------------------
The Company entered into technology transfer and related agreements with Kobe and one of its affiliates which provides the Company with a license to use various Kobe technology and requires Kobe to provide the Company with various technical assistance in return for annual payments to Kobe of approximately $1 million.

SAFE HARBOR LEASE MATTERS AGREEMENT
-----------------------------------
Pursuant to the master restructuring agreement, the Company received certain property formerly owned by USS/Kobe that qualifies as "Safe Harbor Lease Property," thus affording USX and Kobe with tax benefits. The Safe Harbor Lease Matters Agreement contains covenants and warranties to ensure that the property remains qualified as Safe Harbor Lease Property and to ensure the continuation of the tax benefits.

ENERGY MANAGEMENT AGREEMENT
---------------------------
In connection with the consummation of the Combination, the Company entered into an agreement with FirstEnergy under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, it is likely that much of the Company's energy purchasing requirements will eventually be filled by FirstEnergy. Also in connection with the consummation of the Combination, FirstEnergy purchased $30 million of the Series C convertible preferred stock of RTI, Inc.

In connection with the Combination, the Company also entered into an agreement with the new tubular steel joint venture between USX and Kobe regarding the provision of various utilities and an agreement with USX regarding the provision of various transitional services. In addition, at the closing of the Combination, the Company entered into an agreement with USX regarding payment of certain payables owed by USS/KOBE Steel Company to USX.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

             Reports of Independent Auditors

             Consolidated/Combined Statements of Operations - Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years Ended December 31, 1998 and 1997

             Consolidated/Combined Balance Sheets - December 31, 1999 and 1998

             Consolidated/Combined Statements of Members'
             Interest/Stockholders' Deficit - Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years Ended December 31, 1998 and 1997

             Consolidated/Combined Statements of Cash Flows - Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999 and the Years Ended December 31, 1998 and 1997

             Notes to Consolidated/Combined Financial Statements - December 31, 1999


(a)(2)  Financial Statement Schedule

             The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

                  Schedule II - Valuation and Qualifying Accounts

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)  Exhibits

Exhibit No.                         Description
-----------                         -----------

2.1* Master Restructuring Agreement, dated as of August 13, 1999, among RTI, Inc., RES Holding Corporation ("RES Holding"), Republic Engineered Steels, Inc ("Republic"), Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II"), Blackstone Offshore Capital Partners II L.P. ("BOCP II"), Blackstone Family Investment Partnership II L.P. ("BFIP II"), The Veritas Capital Fund L.P. ("Veritas Fund"), HVR Holdings, LLC ("HVR"), USX Corporation ("USX"), Kobe Steel, Ltd. ("Kobe"), Kobe Delaware Inc. ("Kobe Delaware"), USS Lorain Holding Company, Inc. ("USS Lorain"), USX RTI Holdings, Inc. ("USX Holdings"), Kobe/Lorain Inc. ("Kobe/Lorain"), Kobe RTI Holdings Inc. ("Kobe Holdings"), RTI, Republic Technologies, Lorain Tubular Company, LLC ("Lorain Tubular") and USS/Kobe Steel Company ("USS/Kobe SteelCo").

3.1* Limited Liability Company Agreement of Republic Technologies International Holdings, LLC ("RTI")

4.1* Indenture, dated as of August 13, 1999, Republic Technologies International, LLC ("Republic Technologies"), RTI Capital Corp. ("RTI CapCo."), Republic Technologies International, Inc. ("RTI, Inc."), Nimishillen & Tuscarawas, LLC ("N&T"), Bliss & Laughlin, LLC ("B&L"), Canadian Drawn Steel Company, Inc. ("CDSC"), and United States Trust Company of New York, as Trustee.

4.2*        Form of 13 3/4% Senior Secured Note due 2009, Series B (included in
            Exhibit 4.1)

4.3* Notes Exchange and Registration Rights Agreement, dated as of August 13, 1999, among Republic Technologies, RTI CapCo, RTI, N&T, B&L, CDSC, Chase, DLJ and BBRS.

4.4* Security Agreement, dated as of August 13, 1999, among Republic Technologies, RTI CapCo, RTI, N&T, B&L, CDSC and the United States Trust Company of New York, as Collateral Agent.

4.5* Form of Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of August 13, 1999, by Republic Technologies to United States Trust Company of New York, as Mortgagee.

4.6* Master Pledge Agreement, dated as of August 13, 1999, among Republic Technologies, RTI CapCo, RTI, N&T, B&L, CDSC and United States Trust Company of New York, as Collateral Agent.

4.7* Amended and Restated Intercreditor and Subordination Agreement, dated as of August 13, 1999, among United States Trust Company of New York, as Collateral Agent, United States Trust Company of New York, as Trustee, the Pennsylvania Lenders (as defined therein), BankBoston, N.A., as Agent, RTI, Republic Technologies, RTI CapCo, N&T, B&L and CDSC.

4.8* Pledge Intercreditor Agreement, dated as of August 13, 1999, among the Secured Parties (as defined therein) and United States Trust Company of New York, as Collateral Agent.

10.1* Revolving Credit Agreement, dated as of August 13, 1999, among Republic Technologies, BankBoston, N.A., as Administrative Agent and Co-Book Manager, Bank of America, N.A, as Syndication Manager and Co-Book Manager, The Chase Manhattan Bank , as Documentation Agent and Co-Book Manager, the Lending Institutions Named Therein, and BBRS and Bank of America, N.A., as Co-Arrangers.

10.2* Security Agreement, dated as of August 13, 1999, among Republic Technologies, RTI, RTI CapCo, N&T, B&L, CDSC and BankBoston, N.A.

10.3* Trademark Collateral Security and Pledge Agreement, dated as of August 13, 1999, between Republic Technologies and BankBoston, N.A.

10.4* Patent Collateral Security and Pledge Agreement, dated as of August 13, 1999, between Republic Technologies and BankBoston, N.A.

10.5* Canadian Security Agreement, dated as of August 13, 1999, between CDSC and BankBoston, N.A.

10.6* Assignment of Intellectual Property, dated as of August 13, 1999, by CDSC to BankBoston, N.A.

10.7* Open-End Mortgage, Security Agreement, Assignment of Rents, Income and Proceeds, dated as of August 13, 1999, from Republic Technologies to BankBoston, N.A.

10.8* Amended and Restated Equityholders Agreement, dated as of August 13, 1999, among BCP II, BOCP II, BFIP II, Veritas Fund, Veritas Capital, LLC, KDJ, LLC, BRW Steel Holdings, L.P., BRW Steel Holdings II, L.P., BRW Steel Offshore Holdings, L.P., RTI, Inc., RES Holding, Republic Technologies, USX, USX Holdings, Kobe Delaware, Kobe, Kobe Holdings, HVR, Sumitomo Corporation of America, FirstEnergy Services Corp., Triumph Capital Investors II, L.P., TCI-II Investors, L.P., First Dominion Capital, LLC, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund, L.P., Shared Opportunity Fund IIB, LLC, Shared Opportunity Fund III, LLC, and the other equityholders named therein.

10.9* Round Supply Agreement, dated as of August 13, 1999, between Republic Technologies and USX.

10.10* Master Energy Services and Supply Agreement, dated as of August 13, 1999, between Republic Technologies and FirstEnergy Services Corp.

10.11* Transition, Administration and Utilities Services Agreement, dated as of August 13, 1999, between Lorain Tubular and Republic Technologies.

10.12* Letter Agreement, dated August 13, 1999, among Republic Technologies and USX.

10.13* Letter Agreement, dated August 13, 1999, among Republic Technologies, Lorain Tubular, Kobe and USX.

10.14 Master Agreement dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown, Republic Technologies and BRW Steel Corporation-Johnstown. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.15 Amendment No. 1 to the Master Agreement dated September 21, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.16* Amendment No. 2 to the Master Agreement dated August 1999 among the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and Republic Technologies.

10.17 Economic Development Partnership Loan Agreement dated September 21, 1994, between the City of Johnstown and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.18 Economic Development Set-Aside Loan Agreement dated as of July 6, 1995, between the City of Johnstown and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.19 Economic Development Set-Aside Loan Agreement dated July 6, 1995, between the City of Johnstown and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.20 Section 108 Loan Agreement dated July 20, 1994, by and between the City of Johnstown, the County of Cambria and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.21 Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.22 Community Development Block Grant Loan Agreement dated November 3, 1995, between Cambria County and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.23 BID Loan Agreement dated March 12, 1996, between Johnstown Industrial Development Corporation and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

10.24 Loan Agreement dated December 1, 1988 between Development Authority of Cartersville and Bliss & Laughlin Steel Company. (Filed as an exhibit to Form 10-K of Bliss & Laughlin Industries Inc. for the year ended September 30, 1989 and incorporated by reference and made a part hereof.)

10.25 Trust Indenture dated as of October 1, 1994, between BankOne, Columbus, N.A. ("BankOne") and the Ohio Water Development Authority (the "Authority"). (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

10.26 Trust Indenture dated as of June 1, 1996, between BankOne and the Authority. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

10.27 Loan Agreement dated as of October 1, 1994, between Republic Technologies and the Authority. (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

10.28 Loan Agreement dated as of June 1, 1996, between Republic Technologies and the Authority. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

10.29 Project Note dated October 1, 1994, by Republic Technologies to the Trustee. (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

10.30 Project Note dated June 1, 1996, by Republic Technologies to the Trustee. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

10.31 Project Bond dated October 1, 1994, issued by the Authority. (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

10.32 Project Bond dated as of June 1, 1996, issued by the Authority. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

10.33* Participation Agreement dated as of August 13, 1999, between Republic Technologies and USX.

10.34 Employment Agreement dated October 1, 1998, between the Company and Mr. Joseph Lapinsky, President and Chief Operating Officer. (Filed as exhibit to Annual Report on Form 10-K of Bar Technologies Inc. for the fiscal year ended January 2, 1999 and incorporated by reference and made a part hereof.)

10.35 Employment Agreement dated October 1, 1998, between the Company and Mr. John Asimou, Executive Vice President and General Manager, Cold-Finished Bar Division. (Filed as exhibit to Annual Report on Form 10-K of Bar Technologies Inc. for the fiscal year ended January 2, 1999 and incorporated by reference and made a part hereof.)

10.36* Employment Agreement, dated July 1, 1999, between Republic Technologies and Mr. George F. Babcoke.

10.37* Master Collective Bargaining Agreement dated as of September 30, 1998 among Republic Technologies, RTI, Inc. and the United Steelworkers of America (the "USWA").

10.38* 1999 Settlement Agreement, dated as of August 2, 1999, between BarTech, Republic, Republic Technologies and the USWA.

10.39* Agreement dated as of November 2, 1998, between Pension Benefit Guaranty Corporation and RES Holding.

10.40* Transaction and Monitoring Fee Agreement dated August 13, 1999, among Blackstone Management Partners L.P., Veritas, USX, Kobe and Republic Technologies.

16 Letter regarding Changes in Certifying Accountants (filed as Exhibit 16 to the Bar Technologies Inc. Form 8-K dated December 28, 1998, and incorporated by reference and made a part hereof).

21*         Subsidiaries of the Registrant.

27          Financial Data Schedule.

* Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-90709) of Republic Technologies International, LLC and RTI Capital Corp, as co-issuers, and Republic
         Technologies International Holdings, LLC and the other guarantors named therein and incorporated by reference and made a part hereof.

(b)      Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Republic Technologies International Holdings, LLC
                              -------------------------------------------------
                                                      (Registrant)

Date: May 8, 2000                               By: /s/ Joseph F. Lapinsky
                                                    ----------------------
                                                      Joseph F. Lapinsky
                                                     Chief Executive Officer,
                                                       President and Chief
                                                        Operating Officer

     By: /s/ Joseph A. Kaczka                   By: /s/ Stephen Graham
         ---------------------------                -------------------------
             Joseph A. Kaczka                            Stephen Graham
             Vice President, Finance               Executive Vice President and
             and Controller and                       Chief Financial Officer
             Chief Accounting Officer


                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Richard C. Lappin, Joseph F. Lapinsky and Robert Friedman, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2000.


/s/ Joseph F. Lapinsky                           /s/ Robert Friedman
----------------------                           -------------------
    Joseph F. Lapinsky, Chief Executive              Robert Friedman, Director
      Officer, President, Chief Operating
      Officer and Director
                                                 -------------------
                                                     David Blitzer, Director

/s/ Richard C. Lappin                            /s/ Lynn R. Williams
----------------------                           -------------------
     Richard C. Lappin, Chairman and Director        Lynn R. Williams, Director

                                                 /s/ Paul J. Wilhelm
----------------------                           -------------------
    Robert B. McKeon, Vice Chairman and              Paul J. Wilhelm, Director
    Director

                                                 /s/ Hiroharu Sawada
----------------------                           -------------------
    Thomas J. Campbell, Director                     Hiroharu Sawada, Director

/s/ David A. Stockman
----------------------                           -------------------
    David A. Stockman, Director                      Tadashi Takeuchi, Director

/s/ Albert E. Ferrara, Jr.                       /s/ Stephen Graham
----------------------                           -------------------
    Albert E. Ferrara, Jr., Director                 Stephen Graham,
                                                     Executive Vice President
                                                     and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Republic Technologies International Holdings, LLC


We have audited the accompanying consolidated balance sheet of Republic Technologies International Holdings, LLC and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, members' interest, and cash flows for the period from August 13, 1999 to December 31, 1999. We have also audited the combined balance sheet of the Predecessor, Bar Technologies Inc. and Republic Engineered Steels, Inc., both of which were under common ownership and common management, as of December 31, 1998 and the related combined statement operations, stockholder's deficit and of cash flows for the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999, and the consolidated results of its operations and its cash flows for the period from August 13, 1999 to December 31, 1999, and the combined financial position of the Predecessor as of December 31, 1998 and the combined results of its operations and its cash flows for the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's and the Predecessor's recurring losses and negative cash flows from operations and the Company's members' interest deficiency and limited available liquidity from existing credit resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
May 8, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Bar Technologies Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended January 3, 1998 of Bar Technologies Inc. (a Delaware corporation) and subsidiaries. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bar Technologies Inc. and subsidiaries for the year ended January 3, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit of Bar Technologies Inc. and subsidiaries was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                               /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 24, 1998

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                     FOR THE PERIODS FROM AUGUST 13, 1999 TO
                      DECEMBER 31, 1999 AND JANUARY 1, 1999
                        TO AUGUST 12, 1999 AND THE YEARS
                        ENDED DECEMBER 31, 1998 AND 1997
                            (IN THOUSANDS OF DOLLARS)


                                                The Company-                   The Predecessor - Combined
                                                Consolidated      -----------------------------------------------------
                                                Period From          Period From
                                              August 13, 1999      January 1, 1999      Year Ended       Year Ended
                                              to December 31,       to August 12,      December 31,     December 31,
                                                    1999                1999               1998             1997
                                             -------------------  ------------------  ---------------- ----------------
Net sales                                       $ 519,934             $ 512,871         $ 472,570       $ 242,896

Cost of goods sold                                542,789               485,887           471,617         239,370
                                                ---------             ---------         ---------       ---------

Gross profit (loss)                               (22,855)               26,984               953           3,526


Selling, general and administrative
   expense                                         51,513                33,822            39,374          21,730


Depreciation and amortization expense              20,492                21,889            16,107           4,523

Workforce reduction charges (Note 10)              35,180                42,065            18,708              --

Other (income) expense, net                         7,233                  (144)           (2,903)         (1,415)
                                                ---------             ---------         ---------       ---------

Operating loss                                   (137,273)              (70,648)          (70,333)        (21,312)


Interest expense, net                              45,317                43,845            43,222          23,306
                                                ---------             ---------         ---------       ---------

Loss from continuing operations before
   income taxes                                  (182,590)             (114,493)         (113,555)        (44,618)

Provision for income taxes (Note 11)                  434                   420                 3             205
                                                ---------             ---------         ---------       ---------

Loss from continuing operations                  (183,024)             (114,913)         (113,558)        (44,823)

Loss from disposition of discontinued
   operations (Note 16)                             6,378                    --                --              --
                                                ---------             ---------         ---------       ---------

Loss before extraordinary item                   (189,402)             (114,913)         (113,558)        (44,823)

Extraordinary loss from early
   extinguishment of debt (Note 4)                 23,874                    --                --              --
                                                ---------             ---------         ---------       ---------

Net loss                                        $(213,276)             (114,913)         (113,558)        (44,823)
                                                =========

Preferred stock dividends                                                   224               385             385
                                                                      ---------         ---------       ---------


Net loss applicable to common shares                                  $(115,137)        $(113,943)      $ (45,208)
                                                                      =========         =========       =========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED/COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                            (IN THOUSANDS OF DOLLARS)


                                                                   The Company -         The Predecessor -
                                                                    Consolidated             Combined
                                                                 December 31, 1999       December 31, 1998
                                                                ------------------       -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $    4,637             $    5,948
    Accounts receivable, less allowances of $27,237 and
         $6,897, respectively                                          157,166                 96,507
    Inventories (Note 5)                                               284,668                201,309
    Assets held for sale (Note 16)                                      15,219                 22,408
    Prepaid expenses and other current assets                            7,907                 14,722
                                                                    ----------             ----------
Total current assets                                                   469,597                340,894

Property, plant and equipment:

    Land and improvements                                               15,875                 12,496

    Buildings and improvements                                          43,032                 49,614

    Machinery and equipment                                            736,300                295,159

    Construction-in-progress                                            25,361                 13,366
                                                                    ----------             ----------

Total property, plant and equipment                                    820,568                370,635


Accumulated depreciation                                               (56,802)               (18,579)
                                                                    ----------             ----------

Net property, plant and equipment                                      763,766                352,056


Assets held for sale (Note 16)                                           9,009                 11,687

Intangible assets, net of accumulated amortization of $11,203
    and $10,456, respectively (Note 6)                                 163,479                173,377


Other assets                                                             9,567                 10,051
                                                                    ----------             ----------

Total assets                                                        $1,415,418               $888,065
                                                                    ==========             ==========



The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED/COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                            (IN THOUSANDS OF DOLLARS)


                                                                         The Company -               The Predecessor -
                                                                         Consolidated                    Combined
                                                                       December 31, 1999             December 31, 1998
                                                                       -----------------             -----------------
LIABILITIES AND MEMBERS' INTEREST/STOCKHOLDERS'
    DEFICIT
Current liabilities:
    Accounts payable                                                    $   196,050                     $   111,493
    Accrued interest                                                         26,494                           4,885
    Accrued compensation and benefits                                        50,162                          29,272
    Other postretirement benefits (Note 10)                                  15,365                           4,200
    Defined benefit pension obligations (Note 10)                            42,000                          57,801
    Other accrued liabilities                                                57,599                          43,430
    Current maturities of long-term debt (Note 7)                             2,391                           7,005
    Revolving credit facilities (Note 8)                                    336,397                         144,000
                                                                        -----------                     -----------
Total current liabilities                                                   726,458                         402,086

Long-term debt (Note 7)                                                     481,062                         422,483
Deferred income taxes (Note 11)                                                --                             5,001
Accrued environmental liabilities (Note 15)                                  17,373                          13,057
Other postretirement benefits (Note 10)                                     204,268                          95,712
Defined benefit pension obligations (Note 10)                                56,480                           7,339
Other liabilities                                                            40,758                           6,942
                                                                        -----------                     -----------
Total liabilities                                                         1,526,399                         952,620

Redeemable stock:
    Series A preferred stock; $.001 par value; authorized, 1,100
     shares; issued and outstanding, 1,100 shares                              --                             5,500

Commitments and contingencies (Note 14)

Members' interest/stockholders' deficit:
    Members' interest                                                      (110,308)                           --
    Bar Technologies Inc.:
       Series B preferred stock; $.001 par value; authorized, issued
          and outstanding, 1 share                                             --                              --
       Class A common stock; $.001 par value; authorized 1,000,000
          shares; issued and outstanding, 204,458 shares                       --                              --
       Class B common stock; $.001 par value; authorized, 600,000
          shares; issued and outstanding, 536,829 shares                       --                                 1
       Class C common stock, non-voting; $.001 par value; authorized,
          600,000 shares; issued and outstanding, 536,865 shares               --                                 1
       Warrants outstanding                                                    --                             5,119
    Republic Engineered Steels, Inc.:
       Common stock; $.01 par value; authorized, 1,000 shares; issued
          and outstanding, 1 share                                             --                              --
    Additional paid-in-capital                                                 --                           158,510
Accumulated deficit                                                            --                          (230,004)
Accumulated other comprehensive loss                                           (673)                         (3,682)
                                                                        -----------                     -----------
Total members' interest/stockholders' deficit                              (110,981)                        (70,055)
                                                                        -----------                     -----------
Total liabilities and members' interest/stockholders' deficit           $ 1,415,418                     $   888,065
                                                                        ===========                     ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL, HOLDINGS LLC AND SUBSIDIARIES

  CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT

         For the Years Ended December 31, 1997 and 1998, the Period From
                   January 1, 1999 to August 12, 1999 And the
                Period From August 13, 1999 to December 31, 1999
                            (in thousands of dollars)

                                                                                     Bar Technologies Inc.
                                                       ------------------------------------------------------------------------
                                                       Series B        Class A       Class B         Class C
                                       Members'        Preferred       Common         Common         Common          Warrants
                                       Interest          Stock          Stock          Stock          Stock        Outstanding
                                       ---------       ---------      ---------       --------      ---------      ------------
Balance, January 1, 1997                                                             $       1                     $   5,119
  Net loss
  Other comprehensive loss:
     Foreign currency translation
        adjustment
  Preferred stock dividend
  Issuance of common stock                                                                          $       1
                                       ---------       ---------      ---------       --------      ---------       --------
Balance, December 31, 1997                                 --              --                1              1          5,119

  Initial capitalization of Republic
    as of September 8, 1998
  Net loss
  Other comprehensive loss:
     Foreign currency translation
        adjustment
     Minimum pension liability
        adjustment
  Preferred stock dividends
                                       ---------       ---------      ---------       --------      ---------       --------
Balance, December 31, 1998                                 --              --                1              1          5,119

  Net loss
  Other comprehensive income:
     Foreign currency translation
        adjustment
     Minimum pension liability
        adjustment
  Preferred stock dividends
                                       ---------       ---------      ---------       --------      ---------       --------
Balance, August 12, 1999                                   --              --                1              1          5,119

  Exchange of members' interest to
    effect combination                 $ 102,968                                            (1)            (1)        (5,119)
  Net loss                              (213,276)
  Other comprehensive income:
     Foreign currency translation
        adjustment
                                       ---------       ---------      ---------       --------      ---------       --------
Balance, December 31, 1999             $(110,308)      $    --        $    --         $   --        $    --         $   --
                                       =========       =========      =========       ========      =========       ========

                                       Republic                                                         Total
                                      Engineered                                     Accumulated       Members'
                                      Steels, Inc.     Additional                      Other          Interest/
                                        Common          Paid-In      Accumulated    Comprehensive    Stockholders'   Comprehensive
                                         Stock          Capital        Deficit      Income (Loss)      Deficit       Income (Loss)
                                       ---------       ---------      ---------     -------------   -------------    --------------
Balance, January 1, 1997                               $  33,706      $ (70,853)      $   (131)      $ (32,158)
  Net loss                                                              (44,823)                       (44,823)      $   (44,823)
  Other comprehensive loss:
     Foreign currency translation
        adjustment                                                                        (363)           (363)             (363)
  Preferred stock dividend                                                 (385)                          (385)
  Issuance of common stock                                29,349                                        29,350
                                       ---------       ---------      ---------       ---------      -----------     -----------
Balance, December 31, 1997                                63,055       (116,061)          (494)        (48,379)      $   (45,186)
                                                                                                                     ===========
  Initial capitalization of Republic
    as of September 8, 1998            $   --             95,455                                        95,455
  Net loss                                                             (113,558)                      (113,558)      $  (113,558)
  Other comprehensive loss:
     Foreign currency translation
        adjustment                                                                        (697)           (697)             (697)
     Minimum pension liability
        adjustment                                                                      (2,491)         (2,491)           (2,491)
  Preferred stock dividends                                                (385)                          (385)
                                       ---------       ---------       --------       ---------      ----------      -----------
Balance, December 31, 1998                 --            158,510       (230,004)        (3,682)        (70,055)      $  (116,746)
                                                                                                                     ===========
  Net loss                                                             (114,913)                      (114,913)      $  (114,913)
  Other comprehensive income:
     Foreign currency translation
        adjustment                                                                         157             157               157
     Minimum pension liability
        adjustment                                                                       2,491           2,491             2,491
  Preferred stock dividends                                                (224)                          (224)
                                       ---------       ---------        --------       ---------      ---------      -----------
Balance, August 12, 1999                   --            158,510       (345,141)        (1,034)       (182,544)      $  (112,265)
                                                                                                                     ===========
  Exchange of members' interest to
    effect combination                                  (158,510)       345,141                        284,478
  Net loss                                                                                            (213,276)      $  (213,276)
  Other comprehensive income:
     Foreign currency translation
        adjustment                                                                         361             361               361
                                       ---------       ---------       --------       ---------      ---------       -----------
Balance, December 31, 1999             $    --         $    --         $   --        $    (673)      $(110,981)      $  (212,915)
                                       =========       =========       ========       =========      =========       ===========

The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS FROM AUGUST 13, 1999 TO DECEMBER 31, 1999 AND
                JANUARY 1, 1999 TO AUGUST 12, 1999 AND THE YEARS
                        ENDED DECEMBER 31, 1998 AND 1997
                            (IN THOUSANDS OF DOLLARS)


                                                    The Company-                   The Predecessor - Combined
                                                    Consolidated        -------------------------------------------------
                                                     Period From          Period From
                                                   August 13, 1999        January 1,        Year Ended      Year Ended
                                                         to                 1999 to        December 31,    December 31,
                                                  December 31,1999      August 12, 1999        1998            1997
                                                  ------------------    ----------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      $(213,276)            $(114,913)           $(113,558)      $ (44,823)
    Adjustments to reconcile net cash used
        in operating activities:
    Extraordinary loss from early
        extinguishment of debt                       23,874                  --                   --              --
    Depreciation and amortization                    23,170                21,889               16,120           4,523
    Accretion of original issue discount                879                 5,750                1,393           1,243
    Amortization of deferred financing cost           4,138                 1,483                2,819           2,131
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable     70,712               (61,295)              (5,393)        (16,148)
      (Increase) decrease in inventory               (6,744)               (6,645)               6,992            (462)
      (Increase) decrease in other current assets    10,052                (3,237)              (9,564)          1,159
      Increase (decrease) in accounts payable       (81,847)              111,959                8,345           6,504
      Increase (decrease) in accrued
          compensation and benefits                  (1,290)                2,774               17,498            --
      Increase (decrease) in defined benefit
          pension                                    16,130                (3,140)              17,841            --
      Increase (decrease) in other
          postretirement benefits                     8,348                14,720                6,070            --
      Increase (decrease) in accrued
          environmental liabilities                   1,489                 1,805                 (689)           --
      Increase (decrease) in other current
          liabilities                                 9,082                (3,349)              12,942          (4,051)

    Other                                            (3,567)              (23,228)              12,909            (930)
                                                  ---------             ---------            ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES              (138,850)              (55,427)             (26,275)        (50,854)
                                                  ---------             ---------            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (9,679)              (21,788)             (18,474)         (5,813)
    Acquisition, net of cash acquired                14,621                  --               (154,260)           --
                                                  ---------             ---------            ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                               4,942               (21,788)            (172,734)         (5,813)
                                                  ---------             ---------            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt                    419,950                   387               83,780             324
    Net proceeds under revolving credit
        facilities                                  272,025                80,816               25,350          13,850
    Repayments of long-term debt                   (685,131)               (3,277)              (2,405)         (2,588)
    Preferred stock dividends                          --                    (224)                (385)           (385)
    Deferred financing costs                        (30,274)                 --                   --              --
    Proceeds from capital contributions             155,025                  --                 95,455          29,350
    Other financing activities - net                   --                    --                   --            12,836
                                                  ---------             ---------            ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES           131,595                77,702              201,795          53,387
                                                  ---------             ---------            ---------       ---------

Effect of exchange rate changes on cash                 358                   157                 (229)           (363)
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                      (1,955)                  644                2,557          (3,643)

Cash and cash equivalents - beginning of period       6,592                 5,948                3,391           7,034
                                                  ---------             ---------            ---------       ---------

Cash and cash equivalents - end of period         $   4,637             $   6,592            $   5,948       $   3,391
                                                  =========             =========            =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts
capitalized                                       $  26,329             $  41,224            $  20,584       $  18,957
                                                  =========             =========            =========       =========

Cash paid for income taxes, net                   $     128             $     156            $     196            --
                                                  =========             =========            =========       =========


The accompanying notes are an integral part of these statements.

REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS FROM AUGUST 13, 1999 TO DECEMBER 31, 1999 AND JANUARY 1, 1999 TO
      AUGUST 12, 1999 AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International Holdings, LLC and subsidiaries ("RTI" or the "Company") manufactures and markets special bar quality ("SBQ") steel products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, RTI, a newly formed legal entity, directly or indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

BarTech and Republic have been operated under common management and ownership control since prior to the Combination. The consolidated financial statements of RTI are being presented from the date of the Combination. Comparative combined financial statements are being presented for BarTech and Republic for the periods that they were under common control prior to the Combination (the "Predecessor").

Republic has been under common management and control since September 8, 1998, the date acquired. The acquisition of Republic has been accounted for as a purchase. The combining of BarTech and Republic in the Combination is being accounted for as a common control merger like a pooling of interests. The acquisition of USS/Kobe as part of the Combination is being accounted for as a purchase. See Note 4 for additional information related to the common control combination of BarTech and Republic and information related to the acquisitions of Republic and USS/Kobe.

The Company and the individual companies included in the Combination, BarTech, Republic and USS/Kobe, have historically incurred substantial losses. As a result of the Combination, the Company has substantial indebtedness and is highly leveraged. The Company's future performance is subject to the success of its consolidation plan pursuant to which the Company expects to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The success of the consolidation plan will depend on many factors including the Company's ability to rationalize its production facilities and headcount, enhance the productivity of its remaining facilities through facility specialization and targeted capital investment, eliminate redundant overhead costs and produce internally more raw materials currently purchased from third parties. The Company's future success will also depend on general economic conditions and financial and competitive, regulatory, labor and other factors, many of which are unforeseen and beyond the Company's control.

The Company's performance during the third and fourth quarters of 1999 was below expectations, causing the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts. The Company's net availability on its revolving credit facility at April 30, 2000 was $16.5 million.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, aggressive cost cutting programs, scaling back operations at its Johnstown facility and reducing inventories. The Company has also reduced its planned capital expenditures from $48 million to $19 million for 2000, has obtained deferrals of $11 million of certain quarterly PBGC funding requirements until July 2000, obtained deferrals of trade credit from a significant supplier from June through October 2000, and obtained a deferral from the Ohio EPA of $1.2 million of committed environmental expenditures until 2001. Management is also pursuing additional financing from the State of Ohio.

The Company is in the process of selling its specialty steels division and expects to complete the sale in the second quarter 2000 (see Note 16). The Company is also in the process of selling certain real estate and assets from facilities closed as part of the consolidation plan.

Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. Restrictive covenants included in the indenture relating to the senior secured notes and other debt obligations limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company. The ability to sell its assets may also be constrained by the provisions of the Company's new labor agreement.

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech for the years ended December 31, 1999, January 2, 1999 and January 3, 1998, the results for Republic for the year ended December 31, 1999 and for the period from September 8, 1998 to December 31, 1998, and the results for USS/Kobe for the period from August 13, 1999 to December 31, 1999. To conform to the predecessors' fiscal periods for presentation purposes, the years ended closest to December 31, 1998 and 1997 were used herein. Prior period results are not comparable with the current periods due to the acquisitions of Republic on September 8, 1998 and USS/Kobe on August 13, 1999.

The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries. The combined financial statements include the accounts of BarTech and its wholly owned subsidiaries and Republic and its wholly owned subsidiaries for the periods that they were under common control prior to the Combination. All significant intercompany balances have been eliminated in consolidation.

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company is in the process of selling its specialty steels division. The accompanying consolidated/combined financial statements reflect the specialty division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 16 for further information related to discontinued operations.

The combination of USS/Kobe into RTI and the Republic acquisition were accounted for as purchases as of their respective acquisition dates. Under purchase accounting, the total purchase price of Republic has been allocated to the assets acquired and liabilities assumed based on their respective fair values as of September 8, 1998. The total purchase price of USS/Kobe has been allocated to the assets acquired and liabilities assumed as of August 13, 1999, based on their respective fair values and certain preliminary valuations and other studies resulting in a reduction in property, plant and equipment for the excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount). See Note 4 for further information related to business combinations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with maturities at the date of purchase of three months or less to be cash equivalents.

INVENTORIES - Inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company provides for depreciation of property, plant and equipment on the straight-line method based upon the estimated useful lives of the assets. The range of estimated useful lives of the Company's assets are as follows:

                  Buildings and improvements     20 - 40 years
                  Machinery and equipment         3 - 30 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures that are not able to be put into use immediately are included in construction-in-process. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in the Company's operating results in the period in which the disposition occurs.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill, trademarks, patented and unpatented technology and other intangible assets arising from the acquisitions of BarTech and Republic by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas"). Goodwill is being amortized over the period of expected benefit of 40 years. Other acquisition related intangible assets are being amortized over the period of expected benefit ranging from 28 months to 40 years. Intangible assets also include deferred loan and bond fees. The deferred loan and bond fees are being amortized using the effective interest rate method over the lives of the related debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, consisting of property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the recovery amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES - The Company is a limited liability company that is treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, has no income tax provision or deferred income tax assets or liabilities related to these jurisdictions. Amounts for income taxes consist primarily of a provision for foreign taxes relating to the Company's Canadian subsidiary, Canadian Drawn Steel Company, Inc. ("CDSC") Prior to the Combination, the Predecessor accounted for income taxes pursuant to the asset and liability method.

ENVIRONMENTAL COSTS - The Company and other steel companies have in recent years become subject to increasingly stringent environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

The recorded amounts represent an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

MEMBERS' INTEREST - The Company has three classes of member interest units:
Class A, Class B and Class C. Class A units consisting of 1,100 units, have a stated value of $5,000 per unit and carry a preferred return of $350 per unit. Class B units, consisting of 1,000 units, have no stated value and are allocated all net income/losses after preferred returns have been allocated. Class C, consisting of 30,000 units, have a stated value of $1,000 per unit and carry a preferred return of 5% of stated value. Both Class A and C units have distribution and dissolution preferences ahead of Class B units. The following is a summary of members' interest activity during the period from August 13, 1999 through December 31, 1999.

                                 Class A    Class B     Class C        Total
                                  Units      Units       Units    Members' Interest
                                 -------   ---------    -------   -----------------
Members' interest
  August 13, 1999                $5,500      $67,468    $30,000        $102,968
Preferred return                    161         (786)       625              --
Net loss                                    (213,276)                  (213,276)
                                 -------   ---------    -------   -----------------
Members' interest
  December 31, 1999              $5,661    $(146,594)   $30,625       $(110,308)
                                 =======   =========    =======   =================

REVENUE RECOGNITION - The Company records revenues at the time the product is shipped to its customers. Sales are made with no right of return.

FOREIGN CURRENCY TRANSLATION - Asset and liability accounts of the Company's foreign subsidiary, CDSC, are translated into U. S. dollars using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are reflected as a component of members' interest/stockholders' deficit.

Transaction gains and losses are included in the consolidated/combined statements of operations as incurred. These amounts were not significant in all periods presented.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In preparation of the consolidated/combined financial statements included herein, the Company uses estimates for, among others, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation, fair value adjustments related to the acquisition of USS/Kobe and loss on discontinued operation, all of which are significant to the consolidated/combined financial statements taken as a whole. Changes in circumstances in the near term could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated/combined financial statements.

NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company has not completed its evaluation of SFAS 133 and, accordingly, is unable to determine what impact, if any, SFAS 133 will have on its financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 4 - BUSINESS COMBINATIONS

On August 13, 1999, the Combination of BarTech, Republic and USS/Kobe was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Assuming exercise of outstanding warrants and conversion of outstanding convertible preferred stock of the Company's parent and exchange of Members' Interests by USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe"), Blackstone and Veritas indirectly own approximately 51.5 percent of the newly combined operations, while USX and Kobe each indirectly own approximately 15 percent of the newly combined operations. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of an offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding (Republic's parent) BarTech and USS/Kobe. The combination of BarTech and Republic is being accounted for as a common control merger like a pooling of interests.

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:


                                     BarTech       Republic       Adjustment      Combined
                                  -------------- --------------   ------------   ------------
Period from January 1, 1999
  to August 12, 1999:
    Net sales                     $152,494         $360,377           --          $512,871
    Net loss                       (25,279)         (89,634)          --          (114,913)

Year ended December 31, 1998:
    Net sales                     $271,851         $200,719           --          $472,570
    Net loss                       (41,978)         (47,277)      $(24,303)       (113,558)

The combined financial results presented above include adjustments made to conform accounting policies of the two companies. The only adjustment impacting net loss was the restatement of Republic's cost of goods sold to change the inventory accounting policy from last-in, first-out (LIFO) to first-in, first-out (FIFO).

In connection with the combination of BarTech and Republic, the Company recorded one-time charges for investment banking and professional fees in the period from August 13, 1999 to December 31, 1999 of approximately $7,900. The transaction costs related to the acquisition of USS/Kobe are included in the purchase price.

The Company also recorded an extraordinary loss for call and tender offer premiums, prepayment penalties and write-off of unamortized deferred financing costs associated with the retirement of various borrowings of BarTech and Republic refinanced in connection with the Combination during the period from August 13, 1999 to December 31, 1999 of $23,874.

Blackstone and Veritas acquired control of Republic on September 8, 1998 for a price of $7.25 per share of Republic common stock with the intent of combining BarTech and Republic, subject to a refinancing of the combined companies' debt. The purchase price totaled approximately $154,260, including transaction related expenses and net of cash acquired of $4,041. RES Holding and its wholly owned subsidiary, RES Acquisition were formed for the purpose of acquiring Republic. The source of funds contributed to RES Acquisition consisted of (i) a capital contribution of $95,455 by RES Holding representing proceeds from the issuance of its common stock to Blackstone, Veritas and HVR Holdings, L.L.C. and (ii) borrowings of approximately $65,046 under an RES Holding credit facility. RES Acquisition acquired control of Republic on September 8, 1998 and RES Acquisition merged with and into Republic on September 21, 1998.

The acquisition of Republic has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the acquisition gave rise to a new basis of accounting. The purchase price and related acquisition expenses exceeded the fair value of net assets acquired by $72,557 and has been recognized as goodwill, which is being amortized over 40 years. The results of Republic's operations are included in the consolidated/combined financial statements from its September 8, 1998 acquisition date.

The acquisition of USS/Kobe has also been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102,743, including transaction costs and net of cash acquired of $14,621. Consideration in the transaction included equity to the sellers valued at approximately $83,756 and seller debt assumed of $23,844. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999, based on valuations and other studies that are not yet finalized. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from these preliminary estimates. The excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount) of $5,445 has been recorded as a reduction of property, plant and equipment.

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                                       Republic                 USS/Kobe
                                                                 ---------------------    ---------------------
Purchase price:
  Cash consideration                                               $      143,901
  Fair value of equity consideration                                                        $       83,756
  Additional seller debt assumed                                                                    23,844
  Acquisition fees and expenses                                            14,401                    9,764
                                                                 ---------------------    ---------------------
          Total purchase price                                            158,302                  117,364
  Book value of net assets acquired                                        85,100                  206,859
                                                                 ---------------------    ---------------------
  Excess purchase price over (discount from) book value
    of net assets acquired                                                 73,202                  (89,495)

Allocation of purchase price:

  Increase in inventory                                                   (16,980)                  (3,290)
  Decrease in prepaids and other current assets                                                      1,077
  (Increase) decrease in property, plant and equipment                     (6,729)                   6,838
  (Increase) decrease in intangibles and other assets                     (39,352)                   2,475
  Decrease in deferred tax asset                                           54,829
  Decrease in accounts payable                                                                        (217)
  Increase in accrued expenses                                             10,848                    3,888
  Increase in defined benefit pension obligation                           41,357                   26,247
  (Decrease) increase in other postretirement benefits                    (45,344)                  47,032
  Other, net                                                                  726
                                                                 ---------------------    ---------------------
Goodwill (purchase discount)                                       $       72,557           $       (5,445)
                                                                 =====================    =====================

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1998:

                                                             Year Ended December 31,
                                                      ---------------------------------------
         (in millions)                                       1999                1998
                                                      -------------------  ------------------
Net sales                                               $  1,307.4              $  1,567.5

Cost of goods sold                                         1,302.7                 1,464.8
                                                        ----------              ----------

Gross profit (loss)                                            4.7                  102.7
Selling, general and administrative
   expense                                                    95.1                    94.2

Depreciation and amortization expense                         64.2                    75.5

Workforce reduction charges                                   77.2                    18.7

Other (income) expense, net                                    7.7                    (3.3)
                                                        ----------              ----------

Operating loss                                              (239.5)                  (82.4)

Interest expense, net                                        102.4                    97.9

Provision for income taxes                                      --                      --
                                                        ----------              ----------
Net loss from continuing operations                     $   (341.9)             $   (180.3)
                                                        ==========              ==========


NOTE 5 - INVENTORIES

The components of inventories are as follows:

                                      December 31, 1999      December 31, 1998
                                      -----------------      -----------------

Raw materials and supplies            $    64,055             $   28,506

Semi-finished and finished goods          220,613                172,803
                                      -----------------      -----------------
Total                                 $   284,668             $  201,309
                                      =================      =================

At December 31, 1999 and 1998, inventories are net of market reserves and obsolescence reserves aggregating $13,585 and $2,364, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:


                                                             December 31, 1999       December 31, 1998
                                                             -----------------       -----------------
Goodwill                                                        $  85,417               $  12,859
Excess purchase price over net assets acquired                       --                   147,652
Patented and unpatented technology                                 55,300                    --
Intangible pension asset                                             --                       171
Deferred loan and bond fees                                        33,965                  23,151
                                                                ---------               ---------

                                                                  174,682                 183,833

Less accumulated amortization                                     (11,203)                (10,456)
                                                                ---------               ---------
Total                                                           $ 163,479               $ 173,377
                                                                =========               =========

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Company consists of the following:


                                                                              December 31,       December 31,
                                                                                  1999               1998
                                                                              ------------       ------------
Republic Technologies International, LLC:
   13 3/4% Senior Secured Notes, due 2009                                       $425,000
   Johnstown Enterprise Grant, interest rate at 3%                                   428
Former Republic:
   9% Solid Waste Revenue Bonds, Series 1996, due June 2021                       53,700          $ 53,700
   8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014             20,200            20,200
   9 7/8% First Mortgage Notes, due December 15, 2001                               --             203,615
   Republic Revolving Credit Agreement                                              --              13,700
   Other                                                                            --               5,506
Former BarTech:
   13 1/2% Senior Secured Notes, due April 1, 2001                                  --              91,609
   Sunny Day Fund I ( "SDF I "), interest rate at 3.0%, due
      October 1, 2009                                                               --               6,491
   Pennsylvania Industrial Development Authority Note ( "PIDA I "),
      interest rate at 2.0%, due October 1, 2009                                    --               1,646
   Pennsylvania Industrial Development Authority Note ( "PIDA II "),
      interest rate at 3.0%, due March 1, 2011                                      --               1,797
   Business Infrastructure Development ( "BID ") Program, interest rate at
      3.0%, due April 1, 2001                                                      2,258             2,500
   Economic Development Partnership ( "EDP I "), interest rate
      at 3.0%, due October 1, 2009                                                 5,707             5,707
   Economic Development Partnership ( "EDP II "), interest rate
      at 3.0%, due July 1, 2010                                                    1,300             1,300
   Economic Development Partnership ( "EDP III "), interest rate at 3.0%,
      due December 1, 2007                                                         3,000             3,000
   Community Development Block Grant Program ("CDBG"),
      interest rate at 3.0%, due July 1, 2010                                        618               690
   Housing and Urban Development 108 ( "HUD ") Bonds, interest rates between 6.6% and 8.2%, due on various dates from July 15, 2000
      to September 26, 2003                                                        4,500             5,750
   Marine Midland Term Loan, interest rate at Prime or LIBOR
      plus 1.0%, due March 1, 2003                                                  --               6,929
   RDC Loan, interest rate at 7.75%, due July 1, 2004                               --                 411
   Bethlehem Subordinated Note, interest rate at 7.0%, due September 26, 2002       --               5,500
   Industrial Revenue Bond ( "IRB "), interest rate is variable, calculated weekly, representing minimum rate required to sell bonds in a
      secondary market, due December 1, 2018                                       3,600             3,600
Former USS/Kobe:
   Environmental Bonds:
     1984 Series, interest due monthly at a variable rate based on the average of thirty-day yield evaluations at par of not less than twenty issuers of tax-exempt securities, principal due
        December 2001                                                              9,000
     1995 Series, variable rate tax-exempt securities, principal
        due November 2015                                                          4,745
                                                                                --------          --------

                                                                                 534,056           433,651

Less original issue discount                                                      50,603             4,163

Less current maturities                                                            2,391             7,005
                                                                                --------          --------
Long-term debt                                                                  $481,062          $422,483
                                                                                ========          ========

13 3/4% SENIOR SECURED NOTES

On August 13, 1999, Republic Technologies and its subsidiary, RTI Capital Corp., co-issued senior secured obligations amounting to $425,000 aggregate principal amount maturing on July 15, 2009 ("Senior Secured Notes") in a private offering. Interest on the Senior Secured Notes is payable semi-annually on each January 15 and July 15, commencing January 15, 2000, to the holders of record of Senior Secured Notes at the close of business on January 1 and July 1 immediately preceding such interest payment date.

The Senior Secured Notes are redeemable, in whole or in part, at the option of the issuers, at any time on or after July 15, 2004, at the redemption prices, which are expressed as percentages of principal amount, set forth below, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, if redeemed during the 12-month period beginning on the years indicated below:

YEAR                                                 PERCENTAGE
2004                                                  106.875%
2005                                                  105.156%
2006                                                  103.438%
2007                                                  101.719%
2008 and thereafter                                   100.000%

In addition, at any time and from time to time prior to July 15, 2002, the issuers may, at their option, following one or more Public Equity Offerings (as defined in the indenture related to the Senior Secured Notes (the "Indenture")) redeem up to an aggregate of 35% of the principal amount of notes originally issued from the holders, on a pro rata basis, at a redemption price equal to 113.750% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption; provided at least 65% aggregate principal amount of Senior Secured Notes would remain outstanding immediately after giving effect to any such redemption; provided, further, that if the Public Equity Offering is by Republic Technologies, the Company or any other direct or indirect parent company of the Company, the net proceeds thereof shall have been contributed to Republic Technologies or used to buy Capital Stock (other than Disqualified Capital Stock) (as such terms are defined in the Indenture) of Republic Technologies on or prior to the date of redemption.

The Senior Secured Notes are initially secured by, subject to exceptions and limitations, (1) a first priority lien on, and security interest in, substantially all of the real and personal properties of the Company and its restricted subsidiaries, other than real and personal property located at the CAST-ROLL and Cartersville, Georgia facilities and inventory, accounts receivable, intellectual property and related assets and (2) a first priority lien, shared on an equal and ratable basis with the lenders of Republic Technologies' new credit facility, on Republic Technologies' equity interests and its restricted subsidiaries. Collateral is subject to release without substitution under a number of circumstances. The Senior Secured Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposition of assets, payment of dividends and change of control provisions.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company and by all of Republic Technologies International, LLC's subsidiaries, except for RTI Capital Corp., a co-issuer of the securities, and Oberlin Insurance Company ("OIC"). The Company has no assets other than its investment in Republic Technologies International, LLC. Separate condensed consolidating financial information of the guarantor subsidiaries and non-guarantor subsidiaries is not presented as the non-issuer, non-guarantor subsidiary represents less than one percent of the Company's assets and revenues and the Company believes that such information is not material to investors.


FORMER REPUBLIC LOAN AGREEMENTS
On June 1, 1996, Republic obtained $53,700 of financing through the issuance of 9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Canton facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994 noted below, to assist in financing the facilities. As of December 31, 1999 and 1998, Republic had available $351 and $337, respectively, of the $53,700 which is classified as long-term restricted cash in the accompanying consolidated/combined balance sheets.

On October 28, 1994, Republic obtained $20,200 of financing through the issuance of 8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Canton facility.

On December 15, 1993, Republic issued $200,000 aggregate principal amount of 9 7/8 percent First Mortgage Notes due December 15, 2001 ("First Mortgage Notes") in an underwritten public offering. The First Mortgage Notes were redeemable, in whole or in part, at the option of Republic, on or after December 15, 1999 at specified premiums. The First Mortgage Notes were secured by a mortgage on substantially all of Republic's property, plant and equipment as of December 15, 1993.

As a result of the acquisition of Republic, Republic was required by the terms of the indenture for the First Mortgage Notes to offer to purchase any and all of the First Mortgage Notes at a purchase price of $1,010 per $1,000 principal amount plus accrued and unpaid interest (the "Change of Control Offer"). On October 5, 1998, Republic commenced the Change of Control Offer, which expired on November 5, 1998. Approximately $28,100 million principal amount of First Mortgage Notes was tendered with the Change of Control Offer. The purchase of the tender notes was assigned to affiliates of the Lenders (as defined below).

On October 29, 1998, Republic commenced a new offer to purchase any and all of the outstanding First Mortgage Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). The Offer expired on June 30, 1999. Republic accrued the offer premium over the period of the Offer. For the purpose of funding the Change of Control Offer and the Offer, Republic entered into an additional senior credit facility (the "Bridge Facility") with Chase, DLJ Bridge Finance, Inc. and BankBoston N. A. (the "Lenders") which provided for up to $208,500 of borrowings. Republic utilized the Bridge Facility to purchase and retire all of the First Mortgage Notes on June 30, 1999. The Bridge Facility was then repaid with proceeds of the financing completed concurrent with the Combination.

Effective April 25, 1997, Republic amended and restated its revolving credit facility ("Republic Revolving Credit Agreement"). The amended and restated Republic Revolving Credit Agreement permitted borrowings up to $115,000 and was secured by Republic's receivables, inventories, stock of a subsidiary, short-term investments and certain intangible assets.

The Republic Revolving Credit Agreement, as amended in November 1998, provided up to $50,000 for letters of credit. Borrowings under the Republic Revolving Credit Agreement bore interest at a per annum rate equal to, at Republic's option, (i) the higher of the base rate of BankBoston and 1/2% above the Federal Funds effective rate plus 1/4%; or (ii) LIBOR plus 2 1/4%. The borrowing base under the Republic Revolving Credit Agreement was the sum of 55% of eligible inventory (as defined) up to a maximum of $75,000 and 85% of eligible accounts receivable (as defined). Fees of 2 1/2% per annum on the maximum drawing amount of each standby or documentary letter of credit were payable on the date of issuance of such letter of credit.

On May 6, 1999, the Republic Revolving Credit Agreement was once again amended (the "Amended Republic Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by Republic and BarTech. Under the Amended Republic Agreement, the Marketing JV became a co-borrower and all borrowings were secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, Republic purchased all the receivables of the Marketing JV on a discounted basis as sales were made to customers. The Amended Republic Agreement provided a temporary increase to permitted borrowings from $115,000 to $135,000 until December 31, 1999. The Amended Republic Agreement also provided up to $50,000 for letters of credit. Interest rates on borrowings under the Amended Republic Agreement were increased for base rate loans to base rate plus 3/4% and for LIBOR rate plus 2 3/4%. Fees for standby or documentary letters of credit were increased to 2 3/4%. As of December 31, 1999 and 1998, there were no outstanding letters of credit.

As of December 31, 1998, amounts outstanding under the Republic Revolving Credit Agreement were $13,700. The Republic Revolving Credit Agreement was extinguished on August 13, 1999 with proceeds from the financing completed concurrent with the Combination. The Marketing JV was terminated as a result of the Combination.


FORMER BARTECH SENIOR SECURED NOTES
BarTech's 13 1/2% Senior Secured Notes due April 1, 2001, consisting of $91,609 in aggregate principal amount at December 31, 1998 (the "BarTech Senior Secured Notes"), were fully and unconditionally guaranteed on a senior basis, jointly and severally, by BarTech's wholly-owned subsidiary, BLI and its wholly-owned subsidiary, CDSC. The subsidiary guarantors comprised all of the direct and indirect subsidiaries of BarTech. In connection with the Combination, BarTech initiated a redemption of the BarTech Senior Secured Notes at a purchase price of 106.75% of their principal amount, plus accrued and unpaid interest. The BarTech Senior Secured Notes were defeased concurrent with the Combination pending completion of the redemption. Funds for this defeasance were obtained from proceeds from the financing completed concurrent with the Combination. The redemption of the BarTech Senior Secured Notes was completed on September 13, 1999.

In connection with the BarTech Senior Secured Notes, warrants were issued which entitled the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock. The warrants are exercisable at a price of $0.01 per share and, as a result of the completion of the Combination, are exercisable to purchase shares of Class A common stock of Republic Technologies International, Inc., the indirect parent of the Company. The warrants became exercisable on April 1, 2000 and will expire on April 1, 2001.


BARTECH ECONOMIC DEVELOPMENT FINANCING
In connection with the acquisition of the assets of The Bethlehem Steel Company ("Bethlehem") Bar, Rod and Wire Division and its original modernization and expansion plan, BarTech entered into loan agreements with lenders in Pennsylvania and New York to procure a portion of the financing for the transaction.

PENNSYLVANIA
BarTech entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, BarTech entered into loan agreements with the Commonwealth, through its Department of Commerce and Department of Community Affairs. The total amount committed to BarTech by the Commonwealth pursuant to the Master Agreement was $33,000. The loans have been made through the Sunny Day Fund ("SDF"), the Pennsylvania Industrial Development Authority ("PIDA"), the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP") and the Community Development Block Grant Program ("CDBG").

BarTech has obtained approval from the Pennsylvania Industrial Development Authority regarding the deferral of principal on its PIDA and BID loans, and principal and interest deferral on its EDP loans. BarTech must resume principal payments related to PIDA and BID loans and principal and interest payments related to EDP loans beginning January 2000. All deferred loans are required to be amortized over their original maturity schedule with no deferral of final maturity. As of December 31, 1999 was not in compliance with the payments of principal and interest related to its EDP loans. The Company subsequently brought its payments current and received a waiver from its lender.

As of December 31, 1999 and, 1998, $12,883 and $23,131, respectively, in aggregate principal amount of Commonwealth Loans were outstanding.

NEW YORK
JDA Guaranteed Marine Midland Term Loan--BarTech was party to a Loan and Use Agreement, dated September 21, 1994, with Marine Midland Bank ("Marine Midland") (the "Marine Midland Loan"), whereby Marine Midland loaned $10,000 to BarTech for use in connection with the acquisition of Lackawanna, New York real estate from Bethlehem. The Marine Midland Loan was guaranteed by the New York Job Development Authority ("JDA"). Interest on the Marine Midland Loan was prime rate, or the LIBOR rate plus one percent, as determined by BarTech. The Marine Midland Loan was extinguished with proceeds from the financing completed concurrent with the Combination.

RDC Loan--BarTech was party to a Loan Agreement with the Buffalo and Erie County Regional Development Corporation ("RDC") providing for a loan in the amount of $500 to be used by BarTech for working capital needs (the "RDC Loan"). The RDC Loan had an interest rate of 7.75% per annum until July 1, 1999, and had an adjustable rate thereafter. The RDC Loan was secured by a Security Agreement, which granted RDC a security interest in equipment, fixtures, inventory, accounts receivable, chattel paper and general intangibles. The RDC Loan was extinguished with proceeds from the financing completed concurrent with the Combination.


BETHLEHEM SUBORDINATED LOAN AGREEMENT
BarTech entered into $5,500 Subordinated Loan Agreement, dated September 21, 1994, with Bethlehem (the "Bethlehem Loan"). The terms of the agreement provided for three equal installments on the first day of October in each of the years 2000, 2001 and 2002 at a rate of 7.0% per annum and was due on September 26, 2002. The Bethlehem Loan was secured by a subordinated security interest in certain real and personal property of BarTech and any and all proceeds therefrom. The Bethlehem Loan was extinguished with proceeds from the financing completed concurrent with the Combination.


INDUSTRIAL REVENUE BONDS
In December 1988, the Development Authority of Cartersville, Georgia issued $3,600 in aggregate principal amount of its tax exempt industrial revenue bonds, or "IRBs," the proceeds of which were loaned to BarTech's Bliss & Laughlin subsidiary and used to partially fund the construction and equipping of Bliss & Laughlin's Cartersville, Georgia facility. The Cartersville IRBs bear interest at a rate equal to the minimum rate of interest which, in the opinion of the remarketing agent for the Cartersville IRBs, would be necessary to sell Cartersville IRBs in the secondary market. The interest rates paid on the Cartersville IRBs varied from 2.65% to 5.90% during 1999 and was 5.90% at December 31, 1999. Principal payments of $300 are due on the Cartersville IRBs on each December 1 beginning in 2009 and continuing through 2012. Thereafter, payments of $400 are due on each December 1 until the final payment on December 1, 2018. The Cartersville IRBs are secured by Bliss & Laughlin's Cartersville, Georgia facility and the equipment located at the facility. As of December 31, 1999 and 1998, $3,600 of indebtedness was outstanding under the Cartersville IRBs.

The Chase Manhattan Bank ("Chase") has issued an irrevocable transferable letter of credit to secure payment of the principal of, interest on and the purchase price of the Cartersville IRBs, in a stated amount equal to the principal on the Cartersville IRBs, plus an amount equal to 210 days of interest on the Cartersville IRBs at a rate of 12% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between Bliss & Laughlin and Chase.

USS/KOBE ENVIRONMENTAL BONDS

1984 EIRBS
In December 1984, the Ohio Water Development Authority issued $9,000 in aggregate principal amount of tax exempt variable rate demand environmental improvement revenue bonds, or "1984 EIRBs," the proceeds of which were loaned to USX and used to finance the cost of pollution control equipment at the Lorain, Ohio facility, which was contributed by USX to USS/Kobe Steel Company in 1989. The 1984 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1984 EIRBs.

The interest rates paid on the 1984 EIRBs averaged 3.45% during calendar year 1999 and was 3.70% at December 31, 1999. The 1984 EIRBs mature on December 1, 2001. As of December 31, 1999, $9,000 of indebtedness was outstanding under the 1984 EIRBs.

In connection with the original issuance of the 1984 EIRBs, PNC Bank, N.A. ("PNC") issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on and the purchase price of the 1984 EIRBs, in an amount equal to the principal of the 1984 EIRBs plus an amount equal to 75 days of interest on the 1984 EIRBs at a rate of 15% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between PNC and USX.

In connection with the consummation of the Combination, Republic Technologies agreed to pay the debt service on the 1984 EIRBs, including remarketing fees and amounts due under the PNC letter of credit. Republic Technologies may need to make payments in respect of the 1984 EIRBs earlier than scheduled if USX terminates the PNC letter of credit or otherwise makes early payment in respect of the 1984 EIRBs.


1995 EIRBS
In November 1995, the Ohio Air Quality Development Authority issued $10,160 of its tax exempt variable rate environmental improvement revenue bonds, or "1995 EIRBs," the proceeds of which were loaned to USX for the purpose, in part, of refinancing its outstanding $4,745 Ohio Air Quality Development Authority Floating Rate Environmental Improvement Revenue Bonds, Series B. These Series B bonds had been issued in 1980 to finance the cost of pollution control equipment at the Lorain facility. The 1995 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1995 EIRBs.

The interest rates paid on the 1995 EIRBs averaged 3.53% during calendar year 1999 and was 4.15% at December 31, 1999. The 1995 EIRBs mature on November 1, 2015. As of December 31, 1999, $4,745 of indebtedness was outstanding under the 1995 EIRBs.

The Wachovia Bank of North Carolina, N.A. ("Wachovia") has issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on and the purchase price of the 1995 EIRBs, in a stated amount equal to the principal amount of the 1995 EIRBs plus an amount equal to 210 days of interest on the 1995 EIRBs at a rate of 12% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between Wachovia and USX.

In connection with the consummation of the Combination, Republic Technologies agreed to pay 46.7% of the debt service on the 1995 EIRBs, including 46.7% of the remarketing fees and amounts due under the Wachovia letter of credit. Republic Technologies may need to make payments in respect of the 1995 EIRBs earlier than scheduled if USX terminates the Wachovia letter of credit or otherwise makes early payment in respect of the 1995 EIRBs.

Maturities of the Company's long-term debt at December 31, 1999 is as follows:


           2000            $  2,391
           2001              11,147
           2002               2,513
           2003               2,152
           2004               1,393
     Thereafter             514,460
                 -------------------
          Total            $534,056
                 ===================

The Company, subsequent to December 31, 1999, violated certain debt covenants with respect to timely delivery of its audited 1999 consolidated financial statements related to the Senior Secured Notes, the Solid Waste Revenue Bonds Series 1994 and Series 1996, the various Commonwealth of Pennsylvania loans and the Cartersville IRBs. These violations are no longer continuing upon delivery of the consolidated financial statements.

NOTE 8 - REVOLVING CREDIT FACILITIES

In connection with the Combination, Republic Technologies entered into a new senior revolving credit facility ("New Revolver") with BankBoston, N.A. ("BankBoston"), as administrative agent, and other lenders. The New Revolver is for a total principal amount of up to $425,000. The amount available at any time is limited by a borrowing base. The borrowing base equals 60% of eligible inventory subject to a maximum; plus 85% of eligible accounts receivable; plus the lesser of (a) 67% of the appraised liquidation in place value of the CAST-ROLL facility plus the appraised value of the related property in Canton, Ohio, provided that no downward adjustment based on any revaluation will be made prior to March 31, 2001 and, (b) $125,000, minus the product of $4,500 and the number of quarters elapsed beginning with the quarter ended December 31, 2000; minus a reserve of between $35,000 and $50,000, which will be adjusted based on the amount of undrawn available amounts under the facility. There were $336,397 of borrowings under the New Revolver outstanding at December 31, 1999. Amounts available under the New Revolver at December 31, 1999 were approximately $63,000.

Borrowings under the New Revolver bear interest, at the Republic Technologies' option, of either: a base rate used by BankBoston, plus an applicable margin; or a eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans is 1.25% and on eurodollar loans is 3.25%. The applicable margin on base rate and eurodollar loans may be increased by .25% under specified circumstances. The rate at December 31, 1999 is 9.75%.

Republic Technologies must also pay a commitment fee on the unused commitments under the New Revolver facility equal to 0.50% per annum, payable monthly in arrears.

The New Revolver contains covenants that among other things, restrict Republic Technologies' ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness.

The Company, subsequent to December 31, 1999, violated a debt covenant under the New Revolver with respect to timely delivery of its audited 1999 consolidated financial statements. The bank group expressly reserved its rights and remedies under the New Revolver but has not accelerated the loan. The event of default is no longer continuing upon delivery of the consolidated financial statements to the agent bank.

On September 8, 1998, the acquisition by RES Acquisition of Republic was partially funded with short-term borrowings of approximately $65,000 (the "RES Holding Facility") under the Credit Agreement dated September 8, 1998 between RES Holding and The Chase Manhattan Bank ("Chase"), as administrative agent. The maturity of the RES Holding Facility was June 8, 1999, however, the agreement was extended to September 30, 1999. This debt was refinanced with proceeds of the financing completed concurrent with the Combination.

BarTech had a revolving credit agreement with a group of banks with Chase as agent which originally provided BarTech with borrowings in an aggregate principal amount of up to $90,000, of which $5,400 was in the form of letters of credit. This revolving credit agreement was subsequently amended in September 1997 to provide for the addition of a new revolving sub-facility ("Sub-Facility") and amended certain portions of the original revolving credit agreement. The Sub-Facility component of the amended agreement provided BarTech with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the revolving credit agreement.

On May 5, 1999, BarTech further amended its revolving credit agreement ("BarTech Amended Agreement") in conjunction with the formation of the Marketing JV. The BarTech Amended Agreement provided for a reduction in BarTech's borrowing capacity to $77,000, of which $5,300 was in the form of letters of credit. In addition, amounts available under BarTech's Sub-Facility were reduced to $2,000 with this BarTech Amended Agreement. By July 31, 1999, amounts available under the BarTech Amended Agreement were further reduced to $71,500 and amounts were no longer available under BarTech's Sub-Facility. The maturity date of the BarTech Amended Agreement remained April 2, 2000 and is secured by certain assets and stock of BarTech.

Borrowings under the BarTech Amended Agreement bear interest at a rate per annum equal to, at BarTech's option, either a Prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at BarTech's option, either a Prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the BarTech Amended Agreement including the Sub-Facility were $79,000 at December 31, 1998. Weighted-average interest rates on borrowings under the BarTech Amended Agreement and the Sub-Facility were 8.79% and 11.50%, respectively, at December 31, 1998. The BarTech Amended Agreement was extinguished with proceeds of the financing completed concurrent with the Combination.

NOTE 9 - DEFINED CONTRIBUTION BENEFIT PLANS

The Company has defined contribution retirement plans that cover substantially all employees. Company contributions to the plans are based on age and compensation. The Company funds retirement plan contributions as accrued. Contributions to these plans by the Company and its predecessor were $2,016, $2,520, $1,337 and $171 for the period August 13, 1999 to December 31, 1999, the period January 1, 1999 to August 12, 1999 and the years ended December 31, 1998 and 1997, respectively.

Republic had profit sharing plans covering all of its employees, excluding officers. Amounts provided to the profit sharing pool were based on percentages of the consolidated excess cash flows of the Company, as defined. There was no expense relating to these plans for any of the periods presented.

In connection with the defined benefit plan improvements during the term of the new labor agreement, the Company's contributions to the existing defined contribution plans covering employees at former Republic facilities, the former Bliss & Laughlin Harvey, Illinois facility and former BarTech facilities will be discontinued and the defined contribution plans may be merged into the defined benefit plan (see Note 10).

NOTE 10 - DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFITS

In connection with the Republic acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and BarTech facilities with employees represented by the USWA were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA expires on October 31, 2003. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former Bliss & Laughlin Harvey, Illinois facility, and the creation of a defined benefit pension plan obligation covering employees at former BarTech facilities. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans.

The Master CBA allows Republic Technologies to reduce the number of job classifications at all USWA-covered facilities to five from over thirty-four at certain facilities thereby permitting employees to be assigned a wider range of responsibilities.

The Master CBA requires Republic Technologies to offer Early Retirement Buyouts ("ERB's") to at least 1,000 employees and permits Republic Technologies to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for ERB's and VSP's are accepted by the employees and intended to be awarded by Republic Technologies. Through December 31, 1999, 749 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $95,953 of workforce reduction charges to date for early retirement benefits, including pension and other postretirement obligations and special termination payments.

Under the terms of Master CBA, if the ERB's and VSP's do not achieve targeted headcount reductions, Republic Technologies will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERB's and VSP's. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The following is a general description of the Company and its predecessors' defined benefit plans.

REPUBLIC
Republic Technologies (formerly Republic) maintains a defined benefit "floor offset" plan, which covers all former Republic USWA employees. The plan, when combined with benefits from the Republic Technologies' (formerly Republic) defined contribution pension plan and benefits from an LTV Steel Defined Benefit Pension Plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. Republic Technologies' policy is to fund this plan based on legal requirements and tax considerations.

Republic entered into a memorandum of understanding with the PBGC on November 2, 1998, pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the acquisition of Republic or the prospective combination with BarTech, (2) in January 1999, Republic funded the pension plan with an approximate $27,000 initial contribution and (3) Republic made an additional contribution to such pension plan in the amount of $20,000 on July 1, 1999. The agreement with the PBGC contemplated additional quarterly contributions commencing October 1, 1999 in accordance with the following schedule: $7,500 per quarter for the first four payments, $7,600 per quarter for the next four payments, $9,100 per quarter for the next four payments and $8,500 per quarter for the final four payments. Of Republic Technologies' aggregate pension obligation relating to these contributions, $30,000 was classified as a current liability and $39,068 was classified as a long-term liability in the accompanying consolidated balance sheet as of December 31, 1999.

Republic Technologies (formerly Republic) also sponsors postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Hourly employees become eligible for benefits after completing 15 years of service and reaching age 60. Salary employees become eligible for benefits if they retire after reaching age 65.


BARTECH
Bliss & Laughlin ("BLI") maintains defined benefit pension plans covering substantially all hourly employees of its Harvey, Illinois plant. Employees at the Batavia, Illinois and Cartersville, Georgia plants are not covered. Benefits are based on years of service and employee's age at termination. CDSC maintains pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plan are based on years of service. Republic Technologies policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

BLI and CDSC also sponsor postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from BLI after reaching age 55 with 10 or more years of service.


USS/KOBE
Republic Technologies (formerly USS/Kobe) sponsors two noncontributory defined benefit plans covering substantially all former USS/Kobe employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. The funding policy for these defined benefit plans provides that payment to the pension trusts shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 plus such additional amounts as may be approved from time to time. Assets held by the plans are invested primarily in corporate equity and debt securities and interest bearing cash accounts. In addition, pension benefits from USS/Kobe's two defined contribution plans, which cover participating employees, are based upon years of service and career earnings.

In connection with the Combination, Republic Technologies agreed with the PBGC to maintain a specified level of funding for the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, based on statutory funding requirements. The agreement with the PBGC with respect to this plan contemplates that contributions will be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4,000 ($6,000); for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2,000; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2,000; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2,000. The agreement with the PBGC further contemplates that, beginning with 2004, Republic Technologies will make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies has provided the PBGC with a $5,000 letter of credit. Republic Technologies currently estimates that approximately $53,600 of fundings will be required in connection with these obligations.

The components of the net periodic pension costs are summarized as follows:

                                                    Period From    Period From
                                                    August 13,      January 1,
                                                      1999 to        1999 to       Year ended      Year ended
                                                   December 31,     August 12,    December 31,    December 31,
                                                       1999            1999           1998            1997
                                                  -------------------------------------------------------------
Service cost                                      $ 3,744           $ 3,719         $ 2,376        $   393
Interest cost on projected benefit
  obligations                                       7,746             4,662           2,733          1,254
Expected return on plan assets                     (6,811)           (3,024)         (2,006)        (1,633)
Amortization of prior service cost                     (7)               30              40             35
Recognized net actuarial loss                         (26)              169              21             22
Curtailment loss                                    2,962                --              --             --
                                                  ------------------------------------------------------------
Net periodic pension cost                         $ 7,608           $ 5,556         $ 3,164        $    71
                                                  ============================================================

Net periodic postretirement benefit cost included the following components:

                                                    Period From      Period From
                                                  August 13, 1999    January 1,      Year ended      Year ended
                                                  to December 31,  1999 to August   December 31,    December 31,
                                                        1999          12, 1999          1998            1997
                                                  -----------------------------------------------------------------
Service cost of benefit earned                       $   748         $ 1,047          $   774         $   161
Interest on accumulated postretirement benefit
   obligations                                         4,289           6,004            2,449             415
Recognized net actuarial loss                            (53)            (74)              42              10
                                                     ------------------------------------------------------------
Net periodic postretirement cost                     $ 4,984         $ 6,977          $ 3,265         $   586
                                                     ============================================================

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets related Republic Technologies' pension plans and other postretirement benefits are as follows:


                                                      Pension Plans               Other Postretirement Benefits
                                              ------------------------------      ------------------------------
                                               December 31,   December 31,         December 31,   December 31,
                                                   1999           1998                 1999           1998
                                              ------------------------------      ------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $ 101,295     $  19,142           $ 101,302       $   6,579
Service cost                                         7,463         2,376               1,794             774
Interest cost                                       12,408         2,734              10,294           2,449
Acquisitions                                       147,963        63,750             104,638          87,753
Foreign currency exchange rate change                  533          (654)                201            (456)
Actuarial (gain) loss                              (18,671)        4,980                 173             (46)
Curtailment loss                                    51,800        11,186              20,817           5,382
Special termination benefits                         3,357            --                  --              --
Change in discount rate                                 --           418                  --              75
Benefits paid                                      (18,661)       (2,637)             (8,622)         (1,208)
                                                 ---------     ---------           ---------       ---------
Benefit obligation at end of year                $ 287,487     $ 101,295           $ 230,597       $ 101,302
                                                 =========     =========           =========       =========

CHANGE IN PLAN ASSETS:
Fair value of plant assets at beginning of
year                                             $  32,802     $  20,946                  --              --
Actual return on plan assets                        19,822         3,464                  --              --
Employer contribution                               55,221           508           $   8,622       $   1,208
Acquisitions                                       121,340        11,233               9,299              --
Foreign currency exchange rate change                  609          (712)                 --              --
Benefits paid                                      (18,661)       (2,637)             (8,622)         (1,208)
                                                 ---------     ---------           ---------       ---------
Fair value of plan assets at end of year         $ 211,133     $  32,802           $   9,299              --
                                                 =========     =========           =========       =========

Funded status-underfunded                        $ (76,354)    $ (68,493)          $(221,298)      $(101,302)
Unrecognized net actuarial (gain) loss             (19,565)        4,297               1,665           1,333
Unrecognized prior service cost                      1,316           502                  --              --
                                                 ---------     ---------           ---------       ---------
Net amount recognized                            $ (94,603)    $ (63,694)          $(219,633)      $ (99,969)
                                                 =========     =========           =========       =========
Amounts recognized in the statement of
  financial position consist of:
Net amount recognized                            $ (94,603)    $ (63,694)          $(219,633)      $ (99,969)
Adjustment required to recognize minimum
liability                                             --          (2,491)                 --              --
                                                 ---------     ---------           ---------       ---------
Accrued benefit costs                            $ (94,603)    $ (66,185)          $(219,633)      $ (99,969)
                                                 =========     =========           =========       =========

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                         7.47%         6.83%               7.50%           6.81%
Expected return on plan assets                        8.98%         8.50%
Rate of compensation increase                         3.95%         4.59%


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $262,189, $263,725 and $186,452, respectively as of December 31, 1999, and $83,423, $84,712 and $12,208, respectively, as of
December 31, 1998.

For measurement purposes, a weighted average annual rate of increase in the per capita cost of covered health care claims of 7.02% was assumed for fiscal 2000; the rate assumed to decrease by approximately 0.5% per year to 4.52% for fiscal 2005, and remain at that level thereafter.

To illustrate the health care cost trend on amounts reported, changing the assumed health care cost trend rates by one percentage point in each year would have the following effects as of and for the fiscal year ended December 31, 1999:


                                                            One Percentage Point
                                                        ----------------------------
                                                           Increase       Decrease
                                                        ------------  --------------
Effect on total service and interest cost components       $ 1,358       $ (1,131)
Effect on accumulated postretirement benefit obligation     16,591        (14,003)


NOTE 11 - INCOME TAXES

The Company is a limited liability company that will be treated as a partnership for income tax purposes and accordingly is not an income taxpaying entity. However, pursuant to the limited liability company agreement, RTI's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in RTI. To the extent RTI's parent is required to make these tax distributions, the Company will be required to make equivalent cash distributions to its parent. However, the Company believes that certain of RTI's parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot give any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

The provision for income taxes included in the accompanying consolidated/combined statements of operations for all periods presented represents a provision for foreign income taxes. Prior to the Combination, a benefit for domestic income taxes is not included in the accompanying combined statements of operations since the Company's deferred tax benefits for net operating loss carryforwards were entirely offset by provisions for deferred tax valuation allowances. At December 31, 1998, the Company had a deferred tax valuation allowance recorded that exceeded its net deferred tax assets by $5,001.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").


HOT-ROLLED
Hot-rolled bars and rods are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled products include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled products include rounds, squares and hexagons, in both cut-lengths and coils. Customers for hot-rolled products include manufacturers of automotive parts, industrial equipment, independent forgers, steel service centers and converters. The Company's hot-rolled products are used in the manufacture of end-use products such as automotive drive trains, engine and transmission parts, bearings and tractor components.

COLD-FINISHED

Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars and rods. Cold-finished products are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as improved strength and surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating processing steps in the customers' use of the products. The Company's cold-finished products include rounds, squares, hexagons, and flats, all of which can be further processed by turning, grinding or polishing, or a combination thereof. Customers for cold-finished products include manufacturers of automotive parts, industrial equipment, steel service centers and distributors. The Company's cold-finished products are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

Prior to August 13, 1999, intersegment sales were made at current market prices and were eliminated in consolidation.

                                               For the Period From August 13, 1999 to December 31, 1999
                                   ---------------------------------------------------------------------------
                                                                                Inter Segment
                                                       Cold-          Total      Elimination/    Consolidated/
                                    Hot-Rolled       Finished       Segments       Other           Combined
                                   ---------------------------------------------------------------------------

Net sales                          $   459,201    $   119,653    $   578,854    $   (58,920)    $  519,934

Depreciation and amortization           18,331          2,161         20,492             --         20,492
Segment profit (EBITDA,
    as defined)                        (74,589)          (259)       (74,848)            --        (74,848)

Segment assets                       1,324,614        149,963      1,474,575        (59,157)     1,415,418

Capital expenditures                    11,891          1,121         13,012             --         13,012

                                                For the Period From January 1, 1999 to August 12, 1999
                                   ---------------------------------------------------------------------------
                                                                                Inter Segment
                                                       Cold-          Total      Elimination/    Consolidated/
                                    Hot-Rolled       Finished       Segments       Other           Combined
                                   ---------------------------------------------------------------------------
Net sales                          $   346,550    $   199,295    $   545,845    $   (32,974)   $   512,871

Depreciation and amortization           17,051          4,838         21,889             --         21,889
Segment profit (EBITDA,
    as defined)                            953         (3,449)        (2,496)            --         (2,496)

Capital expenditures                    18,784          1,574         20,350             --         20,358

                                                         For the Year Ended December 31, 1998
                                   ---------------------------------------------------------------------------
                                                                                Inter Segment
                                                       Cold-          Total      Elimination/    Consolidated/
                                    Hot-Rolled       Finished       Segments       Other           Combined
                                   ---------------------------------------------------------------------------
Net sales                          $   301,605    $   220,894    $   522,499    $   (49,929)   $   472,570

Depreciation and amortization           13,029          3,078         16,107             --         16,107
Segment profit (EBITDA,
    as defined)                        (15,187)         6,346         (8,841)            --         (8,841)

Segment assets                         515,735        167,594        683,329        204,736        888,065

Capital expenditures                    12,772          2,778         15,550             --         15,550

                                                   For the Year Ended December 31, 1997
                                   ---------------------------------------------------------------------------
                                                                                Inter Segment
                                                       Cold-          Total      Elimination/    Consolidated/
                                    Hot-Rolled       Finished       Segments       Other           Combined
                                   ---------------------------------------------------------------------------
Net sales                          $   140,494    $   159,120    $   299,614    $   (56,718)   $   242,896

Depreciation and amortization            2,518          2,005          4,523             --          4,523
Segment profit (EBITDA,
   as defined)                         (22,102)         5,313        (16,789)            --        (16,789)

Segment assets                         138,509         94,816        233,325        (27,647)       205,678

Capital expenditures                     4,590          1,223          5,813             --          5,813


NOTE 13 - RELATED PARTY TRANSACTIONS

From April 1996 to August 13, 1999, Blackstone and Veritas received annual monitoring fees from BarTech equal to $875 per year pursuant to a monitoring agreement. Under the terms of the monitoring agreement, Blackstone and Veritas provide management and financial monitoring services to BarTech. Blackstone and Veritas have split the monitoring fees paid evenly between them. Blackstone and Veritas have also been reimbursed by BarTech for their out-of-pocket expenses incurred in providing such services.

In connection with the acquisition of Republic in 1998, RES Holding paid transaction fees of $3,400 to Blackstone and $800 to Veritas and reimbursed them for all related out-of-pocket expenses. In addition, pursuant to a monitoring agreement entered into with RES Holding, Blackstone and Veritas were entitled to receive an annual monitoring fee for providing management and financial monitoring services equal to $1,125, with Blackstone receiving 75% and Veritas receiving 25% of this monitoring fee. Blackstone and Veritas have also been reimbursed by RES Holding and Republic for their out-of-pocket expenses incurred in providing these services. Approximately $2,400 of accrued but unpaid BarTech and RES Holding monitoring fees were paid following the Combination.

In connection with the Combination, the Company paid transaction fees in the aggregate of $4,000 to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed or is expected to reimburse Blackstone, Veritas, USX and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4,000.

In addition, in the future, Blackstone, Veritas, USX and Kobe or their affiliates may receive customary fees for other advisory and transactional services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time on an arms-length basis and will be based on the services performed and the fees charged to third parties for comparable services.

During the period from August 13, 1999 to December 31, 1999, the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998, the Company had approximately $43,600, $54,200 and $89,000, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arm's-length terms.

The Company and Haynes Specialty Steels Company, a subsidiary of Haynes, a company controlled by Blackstone, are parties to a facilities management agreement dated as of April 15, 1999, by which Haynes agreed to manage the Company's Baltimore, Maryland and Canton, Ohio (Harrison Avenue) specialty steel finishing facilities. The Company continues to own these facilities and must approve all material expenditures and financial decisions of Haynes with respect to these facilities. As compensation for the services provided, Haynes receives management fees equal to the total compensation costs, including benefits, of the Haynes personnel providing management services to the Company that is allocable to the time these personnel devote to these facilities. In addition, Haynes is reimbursed by the Company for all of its reasonable out-of-pocket expenses incurred in connection with the provision of management services.

In connection with the Combination, the Company entered into the following agreements with USX, Kobe and FirstEnergy Service Corp. ("FirstEnergy") (another equity investor in the Company's indirect parent) or their affiliates:

ROUND SUPPLY AGREEMENT
----------------------
The Company entered into a five-year supply agreement with USX and the new tubular steel joint venture between USX and Kobe, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular joint venture also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular joint venture is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold approximately $51,100 worth of seamless rounds to USX in the period from August 13, 1999 to December 31, 1999.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that RTI purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased approximately $22,000 worth of coke from USX in the period from August 13, 1999 to December 31, 1999.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nation provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased approximately $47,100 worth of iron ore pellets from USX in the period from August 13, 1999 to December 31, 1999.

TECHNOLOGY TRANSFER AGREEMENTS
------------------------------
The Company entered into technology transfer and related agreements with Kobe and one of its affiliates which provides the Company with a license to use various Kobe technology and requires Kobe to provide the Company with various technical assistance in return for annual payments to Kobe of approximately $1,000.

SAFE HARBOR LEASE MATTERS AGREEMENT
-----------------------------------
Pursuant to the master restructuring agreement, the Company received certain property formerly owned by USS/Kobe that qualifies as "Safe Harbor Lease Property," thus affording USX and Kobe with tax benefits. The Safe Harbor Lease Matters Agreement contains covenants and warranties to ensure that the property remains qualified as Safe Harbor Lease Property and to ensure the continuation of the tax benefits.

ENERGY MANAGEMENT AGREEMENT
---------------------------
In connection with the consummation of the Combination, the Company entered into an agreement with FirstEnergy under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, it is likely that much of the Company's energy purchasing requirements will eventually be filled by FirstEnergy. Also in connection with the consummation of the Combination, FirstEnergy purchased $30,000 of the Series C convertible preferred stock of RTI, Inc. (the Company's direct parent).

In connection with the Combination, the Company also entered into an agreement with the new tubular steel joint venture between USX and Kobe regarding the provision of various utilities and an agreement with USX regarding the provision of various transitional services. In addition, at the closing of the Combination, the Company entered into an agreement with USX regarding payment of certain payables owed by USS/KOBE to USX. See Note 7 for further information regarding this item.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. The Company provides for the costs related to these matters when a loss is probable and the amount is reasonably estimable. Based on information presently known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

The Company uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was approximately $2,693, $1,262, $2,400 and $800 for the period from August 13, 1999 to December 31, 1999, the period from January 1, 1999 to August 12, 1999 and the years ended December 31, 1998 and 1997, respectively. At December 31, 1999, total minimum lease payments under noncancellable operating leases are $5,531 in 2000, $4,012 in 2001, $2,529 in 2002, $1,291 in 2003, $842 in 2004 and $2,741 thereafter. The
Company sublets BarTech's former Seven Hills, Ohio headquarters building which provided income of approximately $88 in 1999 and will offset future minimum lease obligations by approximately $200 in 2000-2004 and $100 thereafter.

On December 3, 1998, Republic entered into a technical exchange agreement with Sanyo Special Steel Company of Japan ("Sanyo") for a total of $6,000. The forty-eight month agreement involves technical assistance in melting, refining, and casting technologies. Republic also entered into an agreement to share in the cost and benefits of a similar agreement between BarTech and Sanyo dated January 25, 1999. The BarTech and Sanyo agreement is also for a period of forty-eight months with total payments of $6,000. Obligations under both agreements as of December 31, 1999 are as follows: 2000--$2,400; 2001--$2,400; 2002--$1,200; and 2003--$600.

RTI, Inc., the Company's ultimate parent, has $5,500 Series A Preferred Stock outstanding that is manditorily redeemable on September 26, 2000, payment for which is expected to be made by RTI, Inc. from distributions or loans from the Company.

NOTE 15 - ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company expects to expend approximately $5,600 during the next 24 months for environmental control measures. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $15,869 to $25,546 over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $21,408 and $14,300 as of December 31, 1999 and 1998, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated/combined balance sheets.

The reserve has been established and is monitored based on continuing reviews of the reserve, each matter comprising the reserve, and whether any new matters should be included in the reserve, using currently available information relative to enacted laws and regulations and existing technology. These reviews are performed periodically by an in-house committee comprised of representatives experienced in environmental matters from the environmental, operating, and accounting departments in consultation with outside legal and technical experts, as necessary.

NOTE 16 - DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operations in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the specialty steels division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. During the period from August 13, 1999 to December 31, 1999, a provision of $6,378 was made for the estimated additional loss related to the ultimate disposition of the specialty steels division.

In April 1999, the Company entered into an agreement with Haynes, a leading manufacturer of nickel and cobalt based alloys, to manage the Company's Specialty Steels division. According to the terms of the agreement, the Company pays Haynes a management fee based upon the allocable portion of total costs incurred by Haynes attributable to management activities of the combined operations. The Company and Haynes are affiliates as both companies are controlled directly or indirectly by entities associated with The Blackstone Group. The Company is currently in the process of selling its specialty division. Management anticipates the sale to be completed during the second quarter of 2000.

                                                         Period From            Period From           Period From

                                                      August 13, 1999 to     January 1, 1999 to   September 8, 1998 to
                                                      December 31, 1999       August 12, 1999       December 31, 1998
                                                    ---------------------------------------------------------------------
Net sales                                           $   16,822                $29,717                $21,169
Gross loss                                              (3,779)                (1,249)                  (530)

Loss before income taxes                                (5,441)                (3,480)                (2,281)
Provision for income taxes                                  --                     --                     --
                                                    ---------------------------------------------------------------------
Net loss                                            $   (5,441)               $(3,480)               $(2,281)
                                                    =====================================================================

The components of net assets of discontinued operations included in the Company's balance sheets as assets held for sale were as follows:

                                                      December 31, 1999         December 31, 1998
                                                    -----------------------   -----------------------


Assets held for sale, current- Inventories          $   15,219                $22,408
                                                    =======================   =======================

Assets held for sale, non-current - Property, plant
       and equipment                                $    9,009                $11,687
                                                    =======================   =======================


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS
         The carrying amount approximates fair value because of the short maturity of those investments.

REDEEMABLE PREFERRED STOCK
         It is not practicable to estimate the fair value of this preferred stock, which is not publicly traded.

LONG-TERM DEBT

         The fair value of the company's long-term debt obligations are estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of the company's senior secured notes is determined using quoted market prices. The fair value of the company's economic development financing approximates carrying values as the development authorities continue to provide such financing on substantially the same terms as provided to the Company.

The estimated fair value of the Company's financial instruments are as follows:
(in thousands)

                                      December 31, 1999             December 31, 1998
                                  ---------------------------   --------------------------
                                   Carrying         Fair         Carrying        Fair
                                    Amount          Value         Amount         Value
                                  ------------   ------------   -----------   ------------

Cash and cash equivalents         $   4,637      $   4,637      $   5,948     $   5,948
Long-term debt                      483,453        370,527        429,488       451,617
Redeemable preferred stock               --             --          5,500            --

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                   Additions
                                                   -------------------------------------------
                                                                                 Charged to     Deductions
                                      Balance at    Charged to                     Other           from       Balance
                                       Beginning     Costs and                   Accounts -    Reserves (a)  at End of
            Description                 of Year      Expenses     Recoveries      Describe                      Year
------------------------------------- ------------ -------------- ------------ --------------- ------------- -----------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
                 1999                 $   2,679         6,534           40        403(c)(e)         (858)      8,798
                 1998                       817           448          (11)     1,630(b)(c)(d)      (205)      2,679
                 1997                       567         1,160         (885)        (3)(c)            (22)        817
RESERVES FOR
 INVENTORIES:
                 1999                 $   2,364        11,221                                                $13,585
                 1998                         0         2,364                                                  2,364
                 1997                        --            --                                                     --

VALUATION ALLOWANCE
 FOR DEFERRED TAX ASSETS:

                 1999                       N/A           N/A          N/A        N/A                N/A         N/A
                 1998                 $  42,736        16,934                                                 $59,670
                 1997                    24,791        17,945                                                  42,736


(a)      Represents uncollected accounts charged-off against the allowance.

(b) Includes allowance recognized in connection with the acquisition of Republic Engineered Steels, Inc.

(c)      Foreign currency translation

(d)      Addition to allowance due to reclassification of $60

(e) Includes allowance recognized in connection with the acquisition of USS/Kobe Steel Company's SBQ bar division.