Form 10-Q
period 2000-03-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2000-05-12
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three month period ended March 31, 2000         Commission File Number: 333-90709-04
                                                                                ------------




                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             DELAWARE                                       34-1902647
----------------------------------------       --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)




        3770 EMBASSY PARKWAY
        AKRON, OHIO  44333-8367                         (330) 670-3000
----------------------------------------        --------------------------------
(Address of principal executive offices)        (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes     X  No
                                 ---        ---




Number of shares outstanding of common stock as of May 11, 2000: AS OF MAY 11, 2000, THERE WERE 1,100 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Unaudited Financial Statements

          Consolidated/Combined Statements of Operations for the Three
          Months Ended March 31, 2000 and 1999                                      3

          Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999                                                         4

          Consolidated/Combined Statements of Members' Interest/Stockholders'
          Deficit for the Period from January 1, 1999 to August 12, 1999 and the Period from August 13, 1999 to December 31, 1999 and the
          Three Months Ended March 31, 2000                                         5

          Consolidated/Combined Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999                                             6

          Notes to Consolidated/Combined Financial Statements                       7-14

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     15-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                19


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings                                                         20

Item 2.   Changes in Securities                                                     20

Item 3.   Defaults Upon Senior Securities                                           20

Item 4.   Submission of Matters to a Vote of Security Holders                       20

Item 5.   Other Information                                                         20

Item 6.   Exhibits and Reports on Form 8-K                                          20

          Signatures                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements


       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                      The Company -              The Predecessor -
                                                       Consolidated                  Combined
                                                       Three Months                Three Months
                                                   Ended March 31, 2000        Ended March 31, 1999
                                                 -------------------------    ------------------------
Net sales                                              $ 351,843                    $ 220,408

Cost of goods sold                                       327,445                      208,840
                                                       ---------                    ---------

Gross profit                                              24,398                       11,568

Selling, general and administrative expense               15,574                       13,392

Depreciation and amortization expense                     20,467                        8,460

Workforce reduction charges (Note 5)                       2,783                       21,454

Other (income) expense, net                                  944                         (228)
                                                       ---------                    ---------

Operating loss                                           (15,370)                     (31,510)

Interest expense, net                                     26,721                       19,245
                                                       ---------                    ---------
Loss before income taxes                                 (42,091)                     (50,755)

Provision for income taxes                                   175                           93
                                                       ---------                    ---------

Net loss                                                 (42,266)                     (50,848)
                                                       =========
Preferred stock dividends                                                                  96
                                                                                    ---------
Net loss applicable to common shares                                                  (50,944)
                                                                                    =========


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                            (In thousands of dollars)
                                  (Unaudited)

                                                        March 31, 2000      December 31, 1999
                                                        --------------      -----------------
ASSETS

Current assets:
    Cash and cash equivalents                              $    4,902           $     4,637
    Accounts receivable, less allowances of $20,808
      and $27,237, respectively                               203,421               157,166
    Inventories (Note 4)                                      233,267               284,668
    Assets held for sale (Note 7)                              12,800                15,219
    Prepaid expenses and other current assets                   6,425                 7,907
                                                          -----------           -----------
Total current assets                                       $  460,815           $   469,597

Property, plant and equipment:
    Land and improvements                                      15,714                15,875
    Buildings and improvements                                 41,983                43,032
    Machinery and equipment                                   754,725               736,300
    Construction-in-progress                                    9,515                25,361
                                                          -----------           -----------


Total property, plant and equipment                           821,937               820,568

Accumulated depreciation                                      (75,235)              (56,802)
                                                          -----------           -----------

Net property, plant and equipment                             746,702               763,766

Assets held for sale (Note 7)                                   8,565                 9,009

Intangible assets, net of accumulated amortization of
  $13,493 and $11,203, respectively                           161,185               163,479

Other assets                                                    9,525                 9,567
                                                          -----------           -----------

Total assets                                              $ 1,386,792           $ 1,415,418
                                                          ===========           ===========

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                      $   196,723           $   196,050
    Accrued interest                                           18,359                26,494
    Accrued compensation and benefits                          50,669                50,162
    Other postretirement benefits                              15,365                15,365
    Defined benefit pension obligations                        47,500                42,000
    Other accrued liabilities                                  53,710                57,599
    Current maturities of long-term debt                        2,391                 2,391
    Revolving credit facilities                               365,616               336,397
                                                          -----------           -----------
Total current liabilities                                     750,333               726,458

Long-term debt                                                481,165               481,062
Accrued environmental liabilities                              17,166                17,373
Other postretirement benefits                                 215,577               204,268
Defined benefit pension obligations                            43,526               56,480
Other liabilities                                              32,315                40,758
                                                          -----------           -----------
Total liabilities                                           1,540,082             1,526,399

Members' interest:
    Class A Units of Members' interest                          5,757                 5,661
    Class B Units of Members' interest                       (189,331)             (146,594)
    Class C Units of Members' interest                         31,000                30,625
    Accumulated other comprehensive loss                         (716)                 (673)
                                                          -----------           -----------
Total members' interest                                      (153,290)             (110,981)
                                                          -----------           -----------


Total liabilities and members' interest                   $ 1,386,792           $ 1,415,418
                                                          ===========           ===========


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES

   CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT

   For the Period From January 1, 1999 to August 12, 1999 and the Period from August 13, 1999 to December 31, 1999 and the Three Months Ended March 31, 2000
                            (In thousands of dollars)
                                   (Unaudited)



                                                                                                 Bar Technologies Inc.
                                           Members' Interest                           ---------------------------------------------
                                       -----------------------------------------        Series B         Class A         Class B
                                         Class A        Class B         Class C        Preferred        Common          Common
                                          Units          Units           Units            Stock           Stock           Stock
                                       ----------     ----------      ---------        ---------       ----------      ---------

Balance, January 1, 1999                                                                  $     -       $     -         $     1
  Net loss

  Other comprehensive income:
    Foreign currency translation
    adjustment

    Minimum pension liability
    adjustment

  Preferred stock dividends

                                           ---------     ---------        ---------        --------       ---------       --------
Balance, August 12, 1999                                                                         -               -             1
  Exchange of members' interest to
    effect combination                     $   5,500     $  67,468        $  30,000
                                                                                                                              (1)
  Preferred return
                                                 161         (786)              625
  Net loss
                                                         (213,276)
  Other comprehensive income:
    Foreign currency translation
    adjustment
                                           ---------    ----------        ---------        --------        --------       --------
Balance, December 31, 1999                     5,661     (146,594)           30,625        $      -        $      -       $      -
                                                                                           ========        ========       ========
  Preferred return                                96         (471)              375
  Net loss                                                (42,266)
  Other comprehensive income:
    Foreign currency translation
    adjustment

                                           ---------    ----------        ---------
Balance, March 31, 2000                    $   5,757    $(189,331)        $  31,000
                                           =========    ==========        ---------





                                         Bar Technologies Inc.
                                         --------------------------
                                                                                                       Accumulated
                                         Class C                        Additional                         Other
                                          Common         Warrants        Paid-In       Accumulated     Comprehensive
                                          Stock        Outstanding       Capital         Deficit       Income (Loss)
                                         -------       -----------      ----------     -----------     -------------

Balance, January 1, 1999                 $     1       $   5,119      $  158,510     $ (230,004)      $   (3,682)
  Net loss
                                                                                       (114,913)
  Other comprehensive income:
    Foreign currency translation
    adjustment
                                                                                                             157
    Minimum pension liability
    adjustment
                                                                                                           2,491
  Preferred stock dividends
                                                                                            (224)
                                        ----------      ----------     -----------    -----------     -----------
Balance, August 12, 1999                        1           5,119         158,510       (345,141)         (1,034)
  Exchange of members' interest to
    effect combination
                                               (1)         (5,119)       (158,510)       345,141
  Preferred return

  Net loss

  Other comprehensive income:
    Foreign currency translation
    adjustment                                                                                               361
                                        ----------      ----------     -----------    -----------     ----------
Balance, December 31, 1999              $        -      $        -     $         -    $         -           (673)
                                        ==========      ==========     ===========    ===========     ----------

  Net loss
  Other comprehensive income:
    Foreign currency translation
    adjustment
                                                                                                             (43)
                                                                                                      -----------
Balance, March 31, 2000                                                                               $     (716)
                                                                                                      ===========






                                              Total
                                             Members'
                                            Interest/
                                          Stockholders'     Comprehensive
                                             Deficit        Income (Loss)
                                          ------------      -------------

Balance, January 1, 1999                    $ (70,055)      $  (116,746)
  Net loss                                                  ============
                                             (114,913)      $  (114,913)
  Other comprehensive income:
    Foreign currency translation
    adjustment
                                                  157               157
    Minimum pension liability
    adjustment
                                                2,491             2,491
  Preferred stock dividends
                                                (224)
                                         ------------       ------------
Balance, August 12, 1999                    (182,544)       $  (112,265)
  Exchange of members' interest to                          ============
    effect combination
                                             284,478
  Preferred return
                                            (213,276)       $  (213,276)
  Other comprehensive income:
    Foreign currency translation
    adjustment                                   361                361
                                         ------------       ------------
Balance, December 31, 1999                  (110,981)       $  (212,915)
                                                            ============
  Preferred return
  Net loss                                   (42,266)       $   (42,266)
  Other comprehensive income:
    Foreign currency translation
    adjustment                                   (43)               (43)
                                         ------------       ------------
Balance, March 31, 2000                  $  (153,290)       $   (42,309)
                                         ============       ============




The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                                                The Company -           The Predecessor -
                                                                Consolidated                Combined
                                                                Three Months              Three Months
                                                            Ended March 31, 2000      Ended March 31, 1999
                                                            ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(42,266)                 $(50,848)
    Adjustments to reconcile net cash used
        in operating activities:
    Loss on sale of fixed assets                                      26                        --
    Depreciation and amortization                                 20,467                     8,460
    Accretion of original issue discount                             658                     2,771
    Amortization of deferred financing cost                          709                     1,893
    Changes in operating assets and liabilities:
        Increase in accounts receivable                          (46,255)                  (52,941)
        (Increase) decrease in inventory                          51,401                   (12,281)
        (Increase) decrease in other current assets                1,482                      (545)
        Increase in accounts payable                                 673                    48,313
        Increase in accrued compensation and
            benefits                                                 507                     4,476
        Decrease in defined benefit pension obligations           (7,454)                   (6,037)
        Increase in other postretirement benefits                 11,309                     3,144
        Increase (decrease) in accrued environmental
            liabilities                                             (207)                    1,377
        Increase (decrease) in other current liabilities         (12,024)                       19
        Other                                                     (5,680)                      929
                                                                --------                  --------
NET CASH USED IN OPERATING ACTIVITIES                            (26,680)                  (51,270)
                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (3,487)                   (8,290)
    Disposition of property, plant and equipment                   1,785                      --
                                                                --------                  --------
NET CASH USED IN INVESTING ACTIVITIES                             (1,702)                   (8,290)
                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                    --                      61,400
    Net proceeds (repayments) under revolving credit
        facilities                                                29,219                    (1,082)
    Repayments of long-term debt                                    (555)                   (2,432)
    Preferred stock dividends                                       --                         (96)
                                                                --------                  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         28,664                    57,790
                                                                --------                  --------
Effect of exchange rate changes on cash                              (43)                      139
                                                                --------                  --------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                      265                    (1,631)
Cash and cash equivalents - beginning of period                    4,637                     5,948
                                                                --------                  --------
Cash and cash equivalents - end of period                       $  4,902                  $  4,317
                                                                ========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized              $ 33,489                  $  3,248
                                                                ========                  ========
Cash paid for income taxes                                      $    317                  $     17
                                                                ========                  ========


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                   (In thousands of dollars, except as noted)
                                   (Unaudited)



1.  NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International Holdings, LLC and subsidiaries ("RTI" or the "Company") manufactures and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment industries. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, Republic Technologies International, LLC ("Republic Technologies"), a newly formed legal entity and wholly-owned subsidiary of the Company, directly or indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

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

The Company and the individual companies included in the Combination, BarTech, Republic and USS/Kobe, have historically incurred substantial losses. As a result of the Combination, the Company has substantial indebtedness and is highly leveraged. The Company's future performance is subject to the success of its consolidation plan pursuant to which the Company expects to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The success of the consolidation plan will depend on many factors including the Company's ability to rationalize its production facilities and headcount, enhance the productivity of its remaining facilities through facility specialization and targeted capital investment, eliminate redundant overhead costs and produce internally more raw materials currently purchased from third parties. The Company's future success will also depend on general economic conditions and financial competitive, regulatory, labor and other factors, many of which are unforeseen and beyond the Company's control.

While the Company's performance met expectations during the first quarter of 2000, it's performance during the third and fourth quarters of 1999 was below expectations, causing the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts. The Company's net availability on its revolving credit facility at April 30, 2000 was $16.5 million.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, aggressive cost cutting programs, scaling back operations at its Johnstown facility and reducing inventories. The Company has also reduced its planned capital expenditures from $48 million to $19 million for this year, has obtained deferrals of $11 million of certain quarterly Pension Benefit Guaranty Corporation ("PBGC") funding requirements until July, obtained deferrals of trade credit from a significant supplier from June through October, and obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 million of committed environmental expenditures until 2001. Management is also pursuing additional financing from the State of Ohio.

The Company is in the process of selling its specialty steels division and expects to complete the sale in the second quarter of this year (see Note 10). The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech and Republic at December 31, 1999 for the three months ended March 31, 2000 and 1999, and the results for USS/Kobe at December 31, 1999 for the three months ended March 31, 2000. Prior period results are not comparable with the current period due to the acquisition USS/Kobe on August 13, 1999.

These consolidated/combined statements are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

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

Republic has been under common management and control since September 8, 1998, the date acquired. The acquisition of Republic has been accounted for as a purchase. The combining of BarTech and Republic in the Combination is being accounted for as a common control merger like a pooling of interests. The acquisition of USS/Kobe as part of the Combination is being accounted for as a purchase. See Note 3 for additional information related to the common control combination of BarTech and Republic and information related to the acquisitions of USS/Kobe.

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company is in the process of selling its specialty steels division. The accompanying consolidated/combined financial statements reflect the specialty division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 7 for further information related to discontinued operations.

3.  BUSINESS COMBINATIONS

On August 13, 1999, the Combination of BarTech, Republic and USS/Kobe was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Assuming exercise of outstanding warrants and conversion of outstanding convertible preferred stock of the Company's parent and exchange of Members' Interests by USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe"), Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas") indirectly own approximately 51.5 percent of the newly combined operations, while USX and Kobe each indirectly own approximately 15 percent of the newly combined operations. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of an offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding (Republic's parent), BarTech and USS/Kobe.

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:


                                           BarTech       Republic        Adjustment     Combined
                                        -------------- --------------   -------------  ------------
Three months ended March 31, 1999
    Net sales                             $ 59,777       $160,631           --          $220,408
    Net loss                                (7,262)       (43,586)          --           (50,848)

The adjustments made to conform accounting policies of the two companies had no impact on the combined financial results presented above. The amount of intercompany profit in inventory at the end of each period is not significant.

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

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:


                                                                                   USS/Kobe
                                                                              ---------------------
Purchase price:
  Fair value of equity consideration                                            $       83,756
  Additional seller debt assumed                                                        23,844
  Acquisition fees and expenses                                                          9,764
                                                                                ---------------
          Total purchase price                                                         117,364
  Book value of net assets acquired                                                    206,859
                                                                                ---------------
  Excess purchase price over (discount from) book value
    of net assets acquired                                                             (89,495)

Allocation of purchase price:

  Increase in inventory                                                                 (3,290)
  Decrease in prepaids and other current assets                                          1,077
  Decrease in property, plant and equipment                                              6,838
  Decrease in intangible and other assets                                                2,475
  Decrease in accounts payable                                                            (217)
  Increase in accrued expenses                                                           3,888
  Increase in defined benefit pension obligation                                        26,247
  Increase in other postretirement benefits                                             47,032
                                                                                ---------------
                                                                                $       (5,445)
                                                                                ===============

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1999:

                                                              Three Months Ended
                  (in millions)                                 March 31, 1999
                                                              --------------------
                  Net sales                                          $350.4
                  Net loss from continuing operations                $(71.5)
                                                                    =======

The proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of property, plant and equipment, net of the purchase discount, and increased interest expense resulting from borrowing under the new revolving credit facility and senior secured notes. They do not purport to be indicative of the results of operations which actually would have resulted had the Combination been in effect on January 1, 1999.

4.  INVENTORIES

The components of inventories are as follows:

                                   March 31,    December 31,
                                     2000           1999
                                   ---------    ------------

Raw materials                        29,522        64,055

Semi-finished and finished goods    203,745       220,613
                                   --------       -------
Total                              $233,267      $284,668
                                   ========      ========

At March 31, 2000 and December 31, 1999, inventories are net of market reserves and obsolescence reserves aggregating $5,500 and $13,585, respectively.



5.  WORKFORCE REDUCTION CHARGES

The new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") requires Republic Technologies to offer Early Retirement Buyouts ("ERB's") to at least 1,000 employees and permits Republic Technologies to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for ERB's and VSP's are accepted by the employees and intended to be awarded by Republic Technologies. Through March 31, 2000, 755 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $97,985 of workforce reduction charges to date for early retirement benefits, including pension and other postretirement obligations and special termination payments. During the three months ended March 31, 2000 and 1999, 6 and 190, respectively, voluntary ERB packages were accepted and corresponding workforce charges of $1,236 and $21,454, respectively, were recorded.

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

During the three months ended March 31, 2000, workforce reduction charges included $1,547 of severance related costs for administrative staff reductions.

6.  SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, other postretirement benefit charges, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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

Intersegment sales are made at an agreed upon transfer cost which is adjusted quarterly and are eliminated in consolidation. Selling, general and administrative and other costs are allocated 80% to hot rolled and 20% to cold-finished. Pension costs are allocated based on the amount of payroll incurred by each segment.


                                                       For the Three Months Ended March 31, 2000
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/
                                    Hot-Rolled         Finished         Segments          Other         Consolidated
Net sales                        $  309,079           $ 81,321          $ 390,400       $(38,557)       $  351,843
Depreciation and amortization        19,251              1,216             20,467            --             20,467
Segment profit (EBITDA,
    as defined)                      (2,296)            16,634             14,338            --             14,338
Segment assets                    1,195,946            265,925          1,461,871        (75,079)        1,386,792
Capital expenditures                  3,247                239              3,486            --              3,486



                                                       For the Three Months Ended March 31, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/
                                    Hot-Rolled         Finished         Segments          Other         Consolidated
Net sales                        $  140,277           $ 89,163          $ 229,440       $ (9,032)       $  220,408

Depreciation and amortization         7,247              1,213              8,460             --             8,460
Segment profit (EBITDA,
    as defined)                        (333)               663                330             --               330
Segment assets                    1,324,612            149,963          1,474,575        (59,157)        1,415,418
Capital expenditures                  7,621                669              8,290             --             8,290

7.  DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the specialty steels division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price.

In April 1999, the Company entered into an agreement with Haynes, a leading manufacturer of nickel and cobalt based alloys, to manage the Company's Specialty Steels division. According to the terms of the agreement, the Company pays Haynes a management fee based upon the allocable portion of total costs incurred by Haynes attributable to management activities of the combined operations. The Company and Haynes are affiliates as both companies are controlled directly or indirectly by entities associated with The Blackstone Group. The Company is currently in the process of selling its specialty division. Management anticipates the sale to be completed during the second quarter of this year.


                                           Three Months Ended March 31,
                                   ---------------------------------------------
                                            2000                   1999
                                   ---------------------------------------------
Net sales                                  $ 12,662               $ 13,028
Gross loss                                   (2,651)                  (869)

Loss before income taxes                     (3,843)                (2,071)
Provision for income taxes                       --                     --
                                   ---------------------------------------------
Net loss                                   $ (3,843)              $ (2,071)
                                   =============================================

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:


                                                        March 31, 2000          December 31, 1999
                                                    -----------------------   -----------------------
Assets held for sale, current- Inventories                  $12,800                   $15,219
                                                    =======================   =======================

Assets held for sale, non-current - Property,
   plant and equipment                                      $ 8,565                   $ 9,009
                                                    =======================   =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is the largest producer of special bar quality steel products in the United States with a market share of approximately 22%, based on 1999 calendar year pro forma shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS
The consolidated/combined results of operations include Bar Tech and Republic for the three months ended March 31, 2000 and 1999, and for USS/Kobe for the three months ended March 31, 2000. The results for USS/Kobe are included in the Company's consolidated results of operations from its acquisition date, August 13, 1999. Accordingly, prior period results are not comparable with the current periods. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999
Net sales for the three months ended March 31, 2000 totaled $351.8 million on shipments of approximately 708,800 net tons compared with net sales of $220.4 million for the three months ended March 31, 1999 on shipments of approximately 428,900 tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the three months ended March 31, 2000. Net sales for the three months ended March 31, 2000 were comprised of $270.5 million for hot-rolled and $81.3 million for cold-finished, compared with hot-rolled net sales of $131.2 million and cold-finished net sales of $89.2 million for the three months ended March 31, 1999.

There was an overall decrease in net selling value per ton shipped of $17.54 from the three months ended March 31, 1999 to the three months ended March 31, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling value per ton shipped for the Company's cold-finished products. The reason for this increase is due to the several thousand ton decrease in shipments of a lower value cold-finished product. Additionally, there were two spot price increases in both cold-finished and hot-rolled products during the three months ended March 31, 2000, due to strengthening demand in the domestic steel market.

Cost of sales totaled $327.4 million, or 93.1% of net sales, for the three months ended March 31, 2000 compared with cost of sales of $208.8 million, or 94.8% of net sales, for the similar period ended March 31, 1999. Cost of sales for the three months ended March 31, 2000 consisted of $302.1 million on hot-rolled products and $25.3 million on cold-finished products compared with $132.8 million on hot-rolled products and $76.0 million on cold-finished products for the three months ended March 31, 1999. The overall decrease in cost of sales as a percentage of net sales from the three months ended March 31, 1999 to the three months ended March 31, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than purchased materials.

Selling, general and administrative expenses were $15.6 million, or 4.4% of net sales, for the three months ended March 31, 2000 compared with $13.4 million, or 6.1% of net sales, for the three months ended March 31, 1999. The overall decrease in selling, general and administrative expenses as a percentage of net sales is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter that was not initially contemplated as part of the Combination.

Depreciation and amortization expense was $20.5 million for the three months ended March 31, 2000, compared with $8.5 million for the three months ended March 31, 1999. Approximately $11.7 million of the increase was due to the increase in property, plant and equipment associated with the acquisition of USS/Kobe.

Workforce reduction charges were $2.8 million for the three months ended March 31, 2000, compared with $21.5 million for the three months ended March 31, 1999. The reason for the decrease was due to 6 voluntary early retirement buyouts ("ERBs") being accepted during the first three months of 2000 as compared to 190 ERBs accepted during the first three months of 1999. The workforce reduction charges for the three months ended March 31, 2000 also included $1.5 million of severance related costs for administrative staff reductions.

Net interest expense was $26.7 million for the three months ended March 31, 2000 compared with $19.2 million for the three months ended March 31, 1999. The $7.5 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the three month periods ended March 31, 2000 and 1999, consisted of currently payable income taxes, primarily foreign income taxes owed by Canadian Drawn Steel Company ("CDSC").

As a result of the above, the Company reported a net loss of $42.3 million for the three months ended March 31, 2000 compared with a net loss of $50.9 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the PBGC, capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members.

PBGC OBLIGATIONS

In connection with the Combination, Republic Technologies agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million, $58.5 million has been funded through April 11, 2000 with an additional $33.7 million to be funded by January 1, 2001, $18.5 million of which is due July 1, 2000. After such time Republic Technologies will be required to make the additional quarterly contributions in accordance with the following schedule:
$7.6 million per quarter for the next two payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. In addition, pursuant to the Company's consolidation plan, Republic Technologies will offer a combination of ERB packages and voluntary severance plans to its employees, which the Company currently expects will include expenditures outside its defined benefit plan of up to approximately $36 million over the next 5 years. The actual cost of the ERB packages and voluntary severance plans will depend on the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

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

CAPITAL EXPENDITURES

The Company has incurred approximately $3.5 million on capital expenditures during the first three months of 2000. The Company's four year consolidation plan contemplates capital expenditures of an additional $15.5 million in 2000, $56 million in 2001, $113 million in 2002 and $88 million in 2003. The consolidation plan originally contemplated construction of new large bar mill which management estimates would cost approximately $90 million. The Company anticipates receiving an estimated $11 million in government assisted borrowings to fund a portion of this construction. The remaining funds required to construct the new bar mill may be obtained from a combination of operating cash flow, additional borrowings under the new credit facility, to the extent then available, and proceeds from sales of assets and/or sales of debt or equity securities. The plan to construct this facility is currently under review.

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

As a result of the Combination and the other transactions, the Company and Republic Technologies have significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes will require semi-annual interest payments on January 15 and July 15 every year until they mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loans under the new credit facility will require periodic payments of interest and mature on August 13, 2004. The new credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrences of permitted indebtedness. The 1984 environmental improvement revenue bonds, of which $9.0 million was outstanding as of December 31, 1999, mature on December 1, 2001. In addition, the $5.5 million Series A Preferred Stock of Republic Technologies International, Inc. ("RTI, Inc.") is mandatorily redeemable on September 26, 2000. Payment of the redemption price would require distributions or loans from Republic
Technologies to RTI followed by distributions or loans from RTI to RTI, Inc.

The senior secured notes and the new credit facility each contain significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The ability of RTI to receive distributions from Republic Technologies and its subsidiaries is significantly restricted by the terms of the senior secured notes and the new credit agreement. Under the terms of the senior secured notes, subject to certain exceptions, generally neither Republic Technologies nor its subsidiaries may declare or pay any dividend or make any other distribution or payment on or in respect of capital stock, unless, at the time of and after giving effect to the proposed payment, (1) no Default (as defined in the senior secured note indenture) shall have occurred and be continuing, (2) immediately after giving effect to such payment, the Consolidated Fixed Charge Coverage Ratio (as defined in the senior secured note indenture) of Republic Technologies would be equal to or greater than 2.5 to 1, and (3) the aggregate amount of all restricted payments declared or made from and after the issue date would not exceed the 50% of the Consolidated Net Income (as defined in the senior secured note indenture) of Republic Technologies accrued on a cumulative basis during the period, taken as one accounting period, beginning on October 1, 1999 and ending on the last day of the fiscal quarter of Republic Technologies immediately preceding the date of such proposed restricted payment or, if such aggregate cumulative Consolidated Net Income of Republic Technologies for such period shall be a deficit, minus 100% of such deficit, plus the cash proceeds from certain equity offerings and value of certain investments. Under the terms of the new credit facility, neither Republic Technologies nor its subsidiaries may declare or pay any dividend to RTI or make any other distribution or payment to RTI on or in respect of capital stock other than distributions or payments for certain limited purposes and in limited amounts.

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the CAST-ROLL and Cartersville, Georgia facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the new credit facility, on the equity interests of Republic Technologies and its restricted subsidiaries. This collateral is subject to release without substitution under a limited number of circumstances. Borrowings under the new credit facility are secured by a first priority perfected security interest in
(1) the equity interests of Republic Technologies and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts, inventory, intellectual property and related assets of Republic Technologies and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the CAST-ROLL facility, including the related melt shop.

The obligations under the senior secured notes are unconditionally and irrevocably guaranteed jointly and severally by RTI and each of its subsidiaries other than Republic Technologies, RTI Capital Corp. (the co-issuer of the senior secured notes) and Oberlin Insurance Company. The obligations under the new credit facility are unconditionally and irrevocably guaranteed jointly and severally by RTI and each of its subsidiaries other than Republic Technologies and Oberlin Insurance Company.

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

LIQUIDITY SOURCES AND OTHER FACTORS AFFECTING LIQUIDITY

The Company intends to fund its working capital, pension contribution requirements, capital expenditure, debt service requirements and tax distributions to its parent company's members through cash flows generated from operations and borrowings under the $425.0 million new credit facility. Availability under the new credit facility is limited to a borrowing base equal to (1) 60% of eligible inventory, plus (2) 85% of eligible accounts receivable, plus (3) the lesser of 67% of the appraised value of the CAST-ROLL facility and $125 million, which will decrease by $4.5 million per quarter beginning the quarter ended December 31, 2000, minus (4) a reserve between $35.0 million and $50.0 million. The CAST-ROLL facility is subject to reappraisal after March 31, 2001 or upon a default under the new credit facility. The Company's net availability on its revolving credit facility as of April 30, 2000 was approximately $16.5 million.

In connection with the Combination, RTI, Inc. issued 30,000 shares of its Series C convertible preferred stock. The Series C convertible preferred stock accrues dividends at a rate of 5% per year, which can be paid in cash or by the issuance of additional shares of Series C convertible preferred stock at the election of RTI, Inc.

While the Company's performance during the first quarter of 2000 met expectations, it's performance during the third and fourth quarters of 1999 was below expectations, causing the Company's liquidity position to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, aggressive cost cutting programs, scaling back operations at its Johnstown facility and reducing inventories. The Company has also reduced its planned capital expenditures from $48 million to $19 million for this year, has obtained deferrals of $11 million of certain quarterly Pension Benefit Guaranty Corporation ("PBGC") funding requirements until July, obtained deferrals of trade credit from a significant supplier from June through October, and obtained a deferral from the Ohio EPA of $1.2 million of committed environmental expenditures until 2001. Management is also pursuing additional financing from the State of Ohio.

The Company is in the process of selling its specialty steels division and expects to complete the sale in the second quarter of this year. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was recently enacted by the FASB. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. We have not yet determined the impact that the adoption of this standard will have on our financial statements.

FORWARD LOOKING STATEMENTS
Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

     - the Company's ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;

     - the Company's ability to implement its consolidation plan and to realize the expected benefits of the Combination in the time frame and at the costs currently contemplated; and

     - market conditions and general risks associated with the steel industry; and

     - the matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

The reader should not place undue reliance on the forward-looking statements contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company is exposed to market risks due to changes in interest rates with respect to certain of its long-term debt. The fair value of the Company's Senior Notes was determined using quoted market prices. At March 31, 2000, the fair value of the Company's senior notes was $99.9 million based on the quoted price of $23.50 per $100 of par value. There was no significant change in the fair value of the remainder of the Company's debt from December 31, 1999.

                                                          DRAFT 05/10/00 6:33 PM



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that except for certain environmental proceedings (which is discussed in detail in the Company's Annual Report filed on Form 10-K), these matters will not materially affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (27)    Financial Data Schedule

          a.)    Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC




Date: May 12, 2000            By: /s/JOSEPH F. LAPINSKY
                                  ---------------------
                              Joseph F. Lapinsky
                              Chief Executive Officer,
                                President and Chief
                                Operating Officer



Date: May 12, 2000            By: /s/STEPHEN GRAHAM
                                  -----------------
                              Stephen Graham
                              Executive Vice President and
                                Chief Financial Officer



Date: May 12, 2000            By: /s/ JOSEPH A. KACZKA
                                  --------------------
                              Joseph A. Kaczka
                              Vice President of Finance, Controller
                                and Chief Accounting Officer