Form 10-Q/A
period 2000-03-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2000-08-11
CIK 1098311

                                   FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the three month period ended March 31, 2000          Commission File Number:
                                                              333-90709-04
                                                              ------------

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                     34-1902647
 ---------------------------------------      ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

       3770 EMBASSY PARKWAY
      AKRON, OHIO  44333-8367                          (330) 670-3000
----------------------------------------      ----------------------------------
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

                                                   Yes     X   No
                                              -----      -----





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

This 10-Q/A is being filed to restate the financial statements as of March 31, 2000 and for the three months ended March 31, 2000 to restate depreciation expense and accumulated depreciation related to certain of the Registrant's property, plant and equipment and to restate segment profit.

Item 1.    Unaudited Financial Statements

           Consolidated/Combined Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999                      3

           Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999                                               4

           Consolidated/Combined Statements of Members'
           Interest/Stockholders' Deficit for the Period from January
           1, 1999 to August 12, 1999 and the Period from August 13,
           1999 to December 31, 1999 and the Three Months Ended March
           31, 2000                                                        5

           Consolidated/Combined Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999                      6

           Notes to Consolidated/Combined Financial Statements             7-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13-17

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                            17

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities                                           18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

           Signatures                                                      19

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

  REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
            CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2000 and 1999
                       (In thousands of dollars)
                              (Unaudited)

                                                                        The Company -
                                                                         Consolidated                   The Predecessor -
                                                                         Three Months                        Combined
                                                                     Ended March 31, 2000                   Three Months
                                                                   (As Restated-See Note 8)             Ended March 31, 1999
                                                               ------------------------------       ---------------------------

Net sales                                                                 $351,843                          $220,408

Cost of goods sold                                                         327,445                           208,840
                                                               ------------------------------       ---------------------------

Gross profit                                                                24,398                            11,568

Selling, general and administrative expense                                 15,574                            13,392

Depreciation and amortization expense                                       15,695                             8,460

Workforce reduction charges (Note 5)                                         2,783                            21,454

Other (income) expense, net                                                    944                              (228)
                                                               ------------------------------       ---------------------------

Operating loss                                                             (10,598)                          (31,510)

Interest expense, net                                                       26,721                            19,245
                                                               ------------------------------       ---------------------------

Loss before income taxes                                                   (37,319)                          (50,755)

Provision for income taxes                                                     175                                93
                                                               ------------------------------       ---------------------------

Net loss                                                                 $ (37,494)                           (50,848)
                                                               ==============================

Preferred stock dividends                                                                                          96
                                                                                                    ---------------------------

Net loss applicable to common shares                                                                        $ (50,944)
                                                                                                    ============================


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
                                                     (Unaudited)

                                                                                        March 31, 2000
                                                                                   (As Restated-See Note 8)     December 31, 1999
                                                                                  ---------------------------  --------------------
ASSETS

Current assets:
      Cash and cash equivalents                                                                $    4,902         $    4,637
      Accounts receivable, less allowances of $20,808 and $27,237, respectively                   203,421            157,166
      Inventories (Note 4)                                                                        233,267            284,668
      Assets held for sale (Note 7)                                                                12,800             15,219
      Prepaid expenses and other current assets                                                     6,425              7,907
                                                                                  ---------------------------  --------------------

Total current assets                                                                              460,815            469,597

Property, plant and equipment:
      Land and improvements                                                                        15,714             15,875
      Buildings and improvements                                                                   41,983             43,032
      Machinery and equipment                                                                     754,725            736,300
      Construction-in-progress                                                                      9,515             25,361
                                                                                  ---------------------------  --------------------

Total property, plant and equipment                                                               821,937            820,568

Accumulated depreciation                                                                          (70,463)           (56,802)
                                                                                  ---------------------------  --------------------

Net property, plant and equipment                                                                 751,474            763,766

Assets held for sale (Note 7)                                                                       8,565              9,009

Intangible assets, net of accumulated amortization of $13,493 and $11,203,
      respectively                                                                                161,185            163,479

Other assets                                                                                        9,525              9,567
                                                                                  ---------------------------  --------------------

Total assets                                                                                   $1,391,564         $1,415,418
                                                                                  ===========================  ====================

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
      Accounts payable                                                                         $  196,723         $  196,050
      Accrued interest                                                                             18,359             26,494
      Accrued compensation and benefits                                                            50,669             50,162
      Other postretirement benefits                                                                15,365             15,365
      Defined benefit pension obligations                                                          47,500             42,000
      Other accrued liabilities                                                                    45,384             57,599
      Current maturities of long-term debt                                                          2,391              2,391
      Revolving credit facilities                                                                 365,616            336,397
                                                                                  ---------------------------  --------------------
Total current liabilities                                                                         742,007            726,458

Long-term debt                                                                                    481,165            481,062
Accrued environmental liabilities                                                                  17,166             17,373
Other postretirement benefits                                                                     215,577            204,268
Defined benefit pension obligations                                                                43,526             56,480
Other liabilities                                                                                  40,641             40,758
                                                                                  ---------------------------  --------------------
Total liabilities                                                                               1,540,082          1,526,399

Members' interest:
      Class A Units of Members' interest                                                            5,757              5,661
      Class B Units of Members' interest                                                         (184,559)          (146,594)
      Class C Units of Members' interest                                                           31,000             30,625
      Accumulated other comprehensive loss                                                           (716)              (673)
                                                                                  ---------------------------  --------------------
Total members' interest                                                                          (148,518)          (110,981)
                                                                                  ---------------------------  --------------------

Total liabilities and members' interest                                                        $1,391,564         $1,415,418
                                                                                  ===========================  ====================

The accompanying notes are an integral part of the consolidated/combined financial statements.



                                 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT

           For the Period From January 1, 1999 to August 12, 1999 and the Period from August 13, 1999 to December 31, 1999 and the Three Months Ended March 31, 2000
                                                     (As Restated - See Note 8)
                                                      (In thousands of dollars)
                                                             (Unaudited)





                                                                     Members' Interest
                                      ---------------------------------------------------------------------------
                                              Class A                   Class B                  Class C
                                               Units                     Units                    Units
                                      ------------------------   ----------------------  ------------------------
Balance, January 1, 1999
  Net loss
  Other comprehensive income:
     Foreign currency translation
       adjustment
     Minimum pension liability
       adjustment
  Preferred stock dividends
                                      ------------------------   ----------------------  ------------------------
Balance, August 12, 1999

  Exchange of members' interest to
    effect combination                                $ 5,500               $   67,468                  $ 30,000
  Preferred return                                        161                     (786)                      625
  Net loss                                                                    (213,276)
  Other comprehensive income:
     Foreign currency translation
       adjustment
                                      ------------------------   ----------------------  ------------------------
Balance, December 31, 1999                              5,661                 (146,594)                   30,625

  Preferred return                                         96                     (471)                      375
  Net loss                                                                     (37,494)
  Other comprehensive income:
     Foreign currency translation
       adjustment
                                      ------------------------   ----------------------  ------------------------
Balance, March 31, 2000                               $ 5,757               $ (184,559)                 $ 31,000
                                      ========================   ======================  ========================








                                                                        Bar Technologies Inc.
                                      -------------------------------------------------------------------------------------

                                        Series B          Class A          Class B            Class C
                                       Preferred          Common            Common            Common           Warrants
                                         Stock             Stock             Stock             Stock         Outstanding
                                      -------------   --------------   ---------------   ----------------   --------------
Balance, January 1, 1999               $      -         $    -          $      1           $      1          $    5,119
  Net loss
  Other comprehensive income:
     Foreign currency translation
       adjustment
     Minimum pension liability
       adjustment
  Preferred stock dividends
                                      -------------   --------------   ---------------   ---------------- ----------------
Balance, August 12, 1999                      -              -                 1                  1               5,119

  Exchange of members' interest to
    effect combination                                                        (1)                (1)             (5,119)
  Preferred return
  Net loss
  Other comprehensive income:
     Foreign currency translation
       adjustment
                                      -------------   --------------   ---------------   ---------------- ----------------
Balance, December 31, 1999             $      -         $    -          $      -           $      -         $      -
                                      =============   ==============   ===============   ================ ================
  Preferred return
  Net loss
  Other comprehensive income:
     Foreign currency translation
       adjustment

Balance, March 31, 2000





                                                                                                    Total
                                                                             Accumulated          Members'
                                          Additional                            Other            Interest/
                                           Paid-In           Accumulated     Comprehensive      Stockholders'       Comprehensive
                                           Capital             Deficit       Income (Loss)         Deficit           Income (Loss)
                                      ----------------   -----------------  ---------------    ---------------     ----------------
Balance, January 1, 1999                $   158,510        $   (230,004)      $  (3,682)        $   (70,055)         $ (116,746)
                                                                                                                   ================
  Net loss                                                     (114,913)                           (114,913)         $ (114,913)
  Other comprehensive income:
     Foreign currency translation
       adjustment                                                                   157                 157                 157
     Minimum pension liability
       adjustment                                                                 2,491               2,491               2,491
  Preferred stock dividends                                        (224)                               (224)
                                      ----------------   -----------------   ---------------   -----------------   ----------------
Balance, August 12, 1999                    158,510            (345,141)         (1,034)           (182,544)         $ (112,265)
                                                                                                                   ================
  Exchange of members' interest to
    effect combination                     (158,510)            345,141                             284,478
  Preferred return
  Net loss                                                                                         (213,276)         $ (213,276)
  Other comprehensive income:
     Foreign currency translation
       adjustment                                                                   361                 361                 361
                                      ----------------   -----------------   ---------------   -----------------   ----------------
Balance, December 31, 1999              $      -           $       -               (673)           (110,981)         $ (212,915)
                                      ================   =================                                         ================
  Preferred return
  Net loss                                                                                          (37,494)         $  (37,494)
  Other comprehensive income:
     Foreign currency translation
       adjustment                                                                   (43)                (43)                (43)
                                                                             ---------------   -----------------   ----------------
Balance, March 31, 2000                                                       $    (716)        $  (148,518)         $  (37,537)
                                                                             ===============   =================   ================








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

                                                                       The Company -
                                                                       Consolidated
                                                                       Three Months                The Predecessor -
                                                                   Ended March 31, 2000                Combined
                                                                    (As Restated - See               Three Months
                                                                           Note 8)                 Ended March 31, 1999
                                                                --------------------------        ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(37,494)                    $(50,848)
    Adjustments to reconcile net cash used
        in operating activities:
    Loss on sale of fixed assets                                                      26                         --
    Depreciation and amortization                                                 15,695                        8,460
    Accretion of original issue discount                                             658                        2,771
    Amortization of deferred financing cost                                          709                        1,893
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                          (46,255)                     (52,941)
        (Increase) decrease in inventory                                          51,401                      (12,281)
        (Increase) decrease in other current assets                                1,482                         (545)
        Increase in accounts payable                                                 673                       48,313
        Increase in accrued compensation and
            benefits                                                                 507                        4,476
        Decrease in defined benefit pension obligations                           (7,454)                      (6,037)
        Increase in other postretirement benefits                                 11,309                        3,144
        Increase (decrease) in accrued environmental
            liabilities                                                             (207)                       1,377
        Increase (decrease) in other current liabilities                         (20,382)                          19
        Other                                                                      2,678                          929
                                                                --------------------------        ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (26,654)                     (51,270)
                                                                --------------------------        ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (3,487)                      (8,290)
    Disposition of property, plant and equipment                                   1,785                         --
                                                                --------------------------        ---------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (1,702)                      (8,290)
                                                                --------------------------        ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    --                         61,400
    Net proceeds (repayments) under revolving credit
        facilities                                                                29,219                       (1,082)
    Repayments of long-term debt                                                    (555)                      (2,432)
    Preferred stock dividends                                                       --                            (96)
                                                                --------------------------        ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         28,664                       57,790
                                                                --------------------------        ---------------------
Effect of exchange rate changes on cash                                              (43)                         139
                                                                --------------------------        ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                      265                       (1,631)
Cash and cash equivalents - beginning of period                                    4,637                        5,948
                                                                --------------------------        ---------------------
Cash and cash equivalents - end of period                                       $  4,902                     $  4,317
                                                                ==========================        =====================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized                              $ 33,489                     $  3,248
                                                                ========================        =======================
Cash paid for income taxes                                                      $    317                     $     17
                                                                ========================        ======================


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

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, Republic Technologies International, LLC ("Republic Technologies"), a newly formed legal entity and wholly owned subsidiary of the Company, directly or indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

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

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, aggressive cost cutting programs, scaling back operations at its Johnstown facility and reducing inventories. The Company has also reduced its planned capital expenditures from $48 million to $19 million for the year 2000, has obtained deferrals of $11 million of certain quarterly Pension Benefit Guaranty Corporation ("PBGC") funding requirements until July 2000, obtained deferrals of trade credit from a significant supplier from June through October of 2000, and obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 million of committed environmental expenditures until 2001. Management is also pursuing additional financing from the State of Ohio.

The Company is in the process of selling its specialty steels division and expects to complete the sale in the second quarter of this year (see Note 7). The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech and Republic for the three months ended March 31, 2000 and 1999, and the results for USS/Kobe for the three months ended March 31, 2000. Prior period results are not comparable with the current periods due to the acquisition USS/Kobe on August 13, 1999.

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

Republic has been under common management and control since September 8, 1998, the date acquired. The acquisition of Republic has been accounted for as a purchase. The combining of BarTech and Republic in the Combination is being accounted for as a common control merger like a pooling of interests. The acquisition of USS/Kobe as part of the Combination is being accounted for as a purchase. See Note 3 for additional information related to the common control combination of BarTech and Republic and information related to the acquisition of USS/Kobe.

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

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:

                                              BarTech            Republic         Adjustment       Combined
                                         ----------------    ---------------    --------------  ---------------

Three months ended March 31, 1999
    Net sales                                $ 59,777             $160,631               --        $220,408
    Net loss                                   (7,262)             (43,586)              --         (50,848)

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

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                                                  USS/Kobe
                                                                               --------------

Purchase price:
  Fair value of equity consideration                                                $  83,756
  Additional seller debt assumed                                                       23,844
  Acquisition fees and expenses                                                         9,764
                                                                               --------------
          Total purchase price                                                        117,364
  Book value of net assets acquired                                                   206,859
                                                                               ==============
  Excess purchase price over (discount from) book value
    of net assets acquired                                                            (89,495)

Allocation of purchase price:
  Increase in inventory                                                                (3,290)
  Decrease in prepaids and other current assets                                         1,077
  Decrease in property, plant and equipment                                             6,838
  Decrease in intangible and other assets                                               2,475
  Decrease in accounts payable                                                           (217)
  Increase in accrued expenses                                                          3,888
  Increase in other postretirement benefits                                            47,032
  Increase in defined benefit pension obligation                                       26,247
                                                                               --------------
Purchase discount                                                                   $  (5,445)
                                                                               ==============

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1999:

                                                                                   Three Months
                                                                                   Ended March 31,
                             (in millions)                                              1999
                                                                                -------------------

                             Net sales                                                $ 350.4
                             Net loss from continuing operations                      $ (71.5)

The pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduced depreciation expense as a result of fair value adjustments to the basis of property, plant and equipment, net of the purchase discount, and increased interest expense resulting from borrowing under the new revolving credit facility and senior secured notes. They do not purport to be indicative of the results of operations which actually would have resulted had the Combination been in effect on January 1, 1999.

4.  INVENTORIES

The components of inventories are as follows:

                                                     March 31, 2000          December 31, 1999
                                               -------------------------  ----------------------

Raw materials                                         $ 29,522                  $ 64,055
Semi-finished and finished goods                       203,745                   220,613
                                               -------------------------  ----------------------
Total                                                 $233,267                  $284,668
                                               =========================  ======================

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

Intersegment sales are made at an agreed upon transfer cost which is adjusted quarterly and are eliminated in consolidation. Selling, general and administrative and other costs are allocated 80% to hot-rolled and 20% to cold-finished. Pension costs are allocated based on the amount of payroll incurred by each segment.

                                                          For the Three Months Ended March 31, 2000 (As Restated - See Note 8)
                                                      -----------------------------------------------------------------------------
                                                                                                     Inter Segment
                                                                       Cold-            Total        Elimination/
                                                  Hot-Rolled         Finished         Segments           Other       Consolidated

Net sales                                        $  309,079        $   81,321        $  390,400      $  (38,557)        $  351,843
Depreciation and amortization                        14,479             1,216            15,695              --             15,695
Segment profit (EBITDA,
    as defined)                                      10,838             3,500            14,338              --             14,338
Segment assets                                    1,200,718           265,925         1,466,643         (75,079)         1,391,564
Capital expenditures                                  3,248               239             3,487              --              3,487



                                                                      For the Three Months Ended March 31, 1999
                                                      -----------------------------------------------------------------------------
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

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                             Three Months Ended March 31,
                                        ----------------------------------------
                                                   2000                1999
                                        ----------------------------------------
Net sales                                       $ 12,662             $ 13,028
Gross loss                                        (2,651)                (869)

Loss before income taxes                          (3,843)              (2,071)
Provision for income taxes                            --                   --
                                        ----------------------------------------
Net loss                                        $ (3,843)            $ (2,071)
                                        ========================================

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:

                                                                 March 31, 2000        December 31, 1999
                                                                -----------------      -----------------

Assets held for sale, current- Inventories                             $12,800                $15,219
                                                                  ============            ===========

Assets held for sale, non-current - Property, plant
       and equipment                                                   $ 8,565                $ 9,009
                                                                  ============            ===========

8.  RESTATEMENT

Subsequent to the issuance of the Registrant's financial statements for the three months ended March 31, 2000, management determined that depreciation expense in the first quarter of 2000 was recorded on the property, plant and equipment related to the acquisition of USS/Kobe based on historical costs prior to purchase accounting adjustments. Additionally, the Company determined that expenses should be reallocated between its hot-rolled and cold-finished segments causing a change in segment profit by segment. Accordingly, the accompanying financial statements as of March 31, 2000 and for the three months ended March 31, 2000, have been restated to account for the transactions identified. A summary of the significant effects of the restatement is as follows:

                                                                                                   As Previously
                                                                                                     Reported          As Restated
                                                                                                  ---------------     --------------
COMBINED/CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
    ENDED MARCH 31, 2000:
    Depreciation and amortization expense                                                          $    20,467          $    15,695
    Operating loss                                                                                     (15,370)             (10,598)
    Loss before income taxes                                                                           (42,091)             (37,319)
    Net loss                                                                                           (42,266)             (37,494)

COMBINED BALANCE SHEET AS OF MARCH 31, 2000:
    Accumulated depreciation                                                                       $   (75,235)         $   (70,463)
    Class A Units of Members' interest                                                                (189,331)            (184,559)

NOTE 6 - SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2000:
    Depreciation and amortization - Hot-Rolled                                                     $    19,251          $    14,479
    Segment profit (loss) - Hot-Rolled                                                                  (2,296)              10,838
    Segment profit - Cold-Finished                                                                      16,634                3,500
    Segment assets - Hot-Rolled                                                                      1,195,946            1,200,718


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Registrant's financial statements for the three months ended March 31, 2000, management determined that depreciation expense in the first quarter of 2000 was recorded on the property, plant and equipment related to the acquisition of USS/Kobe based on historical costs prior to purchase accounting adjustments. Additionally, the Company determined that expenses should be reallocated between its hot-rolled and cold-finished segments causing a change in segment profit by segment. Accordingly, the accompanying financial statements as of March 31, 2000 and for the three months ended March 31, 2000, have been restated to account for the transactions identified.

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

RESULTS OF OPERATIONS
The consolidated/combined results of operations include BarTech and Republic for the three months ended March 31, 2000 and 1999, and for USS/Kobe for the three months ended March 31, 2000. The results for USS/Kobe are included in the Company's consolidated results of operations from its acquisition date, August 13, 1999. Accordingly, prior period results are not comparable with the current period. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999
Net sales for the three months ended March 31, 2000 totaled $351.8 million on shipments of approximately 708,800 net tons compared with net sales of $220.4 million for the three months ended March 31, 1999 on shipments of approximately 325,800 tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the three months ended March 31, 2000. Net sales for the three months ended March 31, 2000 were comprised of $270.5 million for hot-rolled and $81.3 million for cold-finished, compared with hot-rolled net sales of $131.2 million and cold-finished net sales of $89.2 million for the three months ended March 31, 1999.

There was an overall decrease in net selling value per ton shipped of $180.12 from the three months ended March 31, 1999 to the three months ended March 31, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling value per ton shipped for the Company's cold-finished products. The reason for this increase is due to the several thousand ton decrease in shipments of a lower value cold-finished product. Additionally, there were two spot price increases in both cold-finished and hot-rolled products during the three months ended March 31, 2000, due to strengthening demand in the domestic steel market.

Cost of sales totaled $327.4 million, or 93.1% of net sales, for the three months ended March 31, 2000 compared with cost of sales of $208.8 million, or 94.8% of net sales, for the similar period ended March 31, 1999. Cost of sales for the three months ended March 31, 2000 consisted of $252.7 million on hot-rolled products and $74.7 million on cold-finished products compared with $132.8 million on hot-rolled products and $76.0 million on cold-finished products for the three months ended March 31, 1999. The overall decrease in cost of sales as a percentage of net sales from the three months ended March 31, 1999 to the three months ended March 31, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than purchased materials.

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

Depreciation and amortization expense was $15.7 million for the three months ended March 31, 2000, compared with $8.5 million for the three months ended March 31, 1999. Approximately $6.8 million of the increase was due to the increase in property, plant and equipment associated with the acquisition of USS/Kobe.

Workforce reduction charges were $2.8 million for the three months ended March 31, 2000, compared with $21.5 million for the three months ended March 31, 1999. The reason for the decrease was due to only 6 voluntary early retirement buyouts ("ERBs") being accepted during the first three months of 2000 as compared to 190 ERBs accepted during the first three months of 1999. The workforce reduction charges for the three months ended March 31, 2000 also included $1.5 million of severance related costs for administrative staff reductions.

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

As a result of the above, the Company reported a net loss of $37.5 million for the three months ended March 31, 2000 compared with a net loss of $50.9 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the PBGC, capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members.

PBGC Obligations
----------------

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

Capital Expenditures
--------------------

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

Debt Service Requirements
-------------------------

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

Tax Distributions
-----------------

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

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                   REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC





Date: August 11, 2000              By: /s/ Joseph F. Lapinsky
                                       ---------------------
                                   Joseph F. Lapinsky
                                   Chief Executive Officer,
                                        President and Chief
                                        Operating Officer

Date: August 11, 2000              By: /s/ Stephen Graham
                                       -----------------
                                   Stephen Graham
                                   Executive Vice President and
                                        Chief Financial Officer

Date: August 11, 2000              By: /s/ Joseph A. Kaczka
                                       --------------------
                                   Joseph A. Kaczka
                                   Vice President of Finance, Controller
                                        and Chief Accounting Officer