Form 10-Q
period 2000-06-30
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2000-08-14
CIK 1098311

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three and six month periods ended June 30, 2000        Commission File Number: 333-90709-04

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                               34-1902647
---------------------------------             --------------------
 (State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                Identification No.)



       3770 EMBASSY PARKWAY
      AKRON, OHIO  44333-8367                        (330) 670-3000
----------------------------------------     -------------------------------
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

                               X   Yes       No
                              ---       ---

Number of shares outstanding of common stock as of August 11, 2000: AS OF AUGUST 11, 2000, THERE WERE 1,100 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

              REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND
                                  SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.         Unaudited Financial Statements

                Consolidated/Combined Statements of Operations for the Three and
                Six Months Ended June 30, 2000 and 1999                                                         3

                Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                           4

                Consolidated/Combined Statements of Members'
                Interest/Stockholders' Deficit for the Period from January 1,
                1999 to August 12, 1999 and the Period from August 13, 1999 to
                December 31, 1999 and the Six Months Ended June 30, 2000                                        5

                Consolidated/Combined Statements of Cash Flows for the Six
                Months Ended June 30, 2000 and 1999                                                             6

                Notes to Consolidated/Combined Financial Statements                                             7-13

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           14-19

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      20

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.         Legal Proceedings                                                                               21

Item 2.         Changes in Securities                                                                           21

Item 3.         Defaults Upon Senior Securities                                                                 21

Item 4.         Submission of Matters to a Vote of Security Holders                                             21

Item 5.         Other Information                                                                               21

Item 6.         Exhibits and Reports on Form 8-K                                                                21-22

                Signatures                                                                                      23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                          The Company -       The Predecessor -        The Company -
                                           Consolidated           Combined             Consolidated         The Predecessor -
                                           Three Months         Three Months            Six Months              Combined
                                          Ended June 30,       Ended June 30,         Ended June 30,           Six Months
                                               2000                 1999                   2000            Ended June 30, 1999
                                         -----------------    ------------------     ------------------    --------------------

Net sales                                      $346,321             $234,184               $698,164             $ 454,592

Cost of goods sold                              313,553              219,420                640,998               428,260
                                         -----------------    ------------------     ------------------    --------------------

Gross profit                                     32,768               14,764                 57,166                26,332

Selling, general and administrative expense      13,814               16,256                 29,388                29,648

Depreciation and amortization expense            15,403               10,359                 31,098                18,819

Workforce reduction charges (Note 5)              2,437               20,493                  5,220                41,947

Special charges (Note 8)                         45,792                   --                 45,792                    --

Other (income) expense, net                         252                  204                  1,196                   (24)
                                         -----------------    ------------------     ------------------    --------------------

Operating loss                                  (44,930)             (32,548)               (55,528)              (64,058)

Interest expense, net                            27,116               20,334                 53,837                39,579
                                         -----------------    ------------------     ------------------    --------------------

Loss before income taxes                        (72,046)             (52,882)              (109,365)             (103,637)

Provision for income taxes                           76                  283                    251                   376
                                         -----------------    ------------------     ------------------    --------------------

Loss from continuing operations                 (72,122)             (53,165)              (109,616)             (104,013)

Loss from disposition of discontinued
   operations (Note 7)                            9,821                   --                  9,821                    --
                                         -----------------    ------------------     ------------------    --------------------

Net loss                                        (81,943)             (53,165)              (119,437)             (104,013)

Preferred stock dividends                                                 96                                          192
                                                              ------------------                           --------------------

Net loss applicable to common shares                                $(53,261)                                   $(104,205)
                                                              ==================                           ====================


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                June 30, 2000       December 31, 1999
                                                                              -------------------  ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $     5,410           $    4,637
    Accounts receivable, less allowances of $19,194 and $27,237,
    respectively                                                                  191,450              157,166
    Inventories (Note 4)                                                          233,138              284,668
    Assets held for sale (Note 7)                                                  10,188               15,219
    Prepaid expenses and other current assets                                       4,749                7,907
                                                                              -------------------  ---------------------


Total current assets                                                              444,935              469,597

Property, plant and equipment:
    Land and improvements                                                          16,218               15,875
    Buildings and improvements                                                     36,579               43,032
    Machinery and equipment                                                       712,998              736,300
    Construction-in-progress                                                        7,711               25,361
                                                                              -------------------  ---------------------

Total property, plant and equipment                                               773,506              820,568

Accumulated depreciation                                                          (76,188)             (56,802)
                                                                              -------------------  ---------------------

Net property, plant and equipment                                                 697,318              763,766

Assets held for sale (Note 7)                                                       8,130                9,009

Intangible assets, net of accumulated amortization of $15,806 and $11,203,
    respectively                                                                  158,871              163,479

Other assets                                                                        9,931                9,567
                                                                              -------------------  ---------------------

Total assets                                                                  $ 1,319,185           $1,415,418
                                                                              ===================  =====================

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:

    Accounts payable                                                          $   206,359           $  196,050
    Accrued interest                                                               30,707               26,494
    Accrued compensation and benefits                                              50,137               50,162
    Other postretirement benefits                                                  15,365               15,365
    Defined benefit pension obligations                                            53,000               42,000
    Other accrued liabilities                                                      51,611               57,599
    Current maturities of long-term debt                                            2,332                2,391
    Revolving credit facility                                                     348,277              336,397
                                                                              -------------------  ---------------------
Total current liabilities                                                         757,788              726,458

Long-term debt                                                                    481,630              481,062
Accrued environmental liabilities                                                  17,865               17,373
Other postretirement benefits                                                     214,455              204,268
Defined benefit pension obligations                                                37,556               56,480
Other liabilities                                                                  40,603               40,758
                                                                              -------------------  ---------------------
Total liabilities                                                               1,549,897            1,526,399

Members' interest:
    Class A Units                                                                   5,853                5,661
    Class B Units                                                                (266,973)            (146,594)
    Class C Units                                                                  31,375               30,625
    Accumulated other comprehensive loss                                             (967)                (673)
                                                                              -------------------  ---------------------
Total members' interest                                                          (230,712)            (110,981)
                                                                              -------------------  ---------------------
Total liabilities and members' interest                                       $ 1,319,185           $1,415,418
                                                                              ===================  =====================

The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES

   CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT

           For the Period From January 1, 1999 to August 12, 1999 and the Period from August 13, 1999 to December 31, 1999 and the Six Months
                               Ended June 30, 2000

                            (In thousands of dollars)

                                   (Unaudited)

                                                                                              Bar Technologies Inc.
                                                                                          -------------------------------
                                               Members' Interest                            Series B         Class A
                                          ---------------------------------------------
                                             Class A        Class B         Class C         Preferred        Common
                                              Units          Units           Units            Stock           Stock
                                          --------------  -------------  --------------   --------------  --------------
Balance, January 1, 1999                                                                            $ -             $ -

  Net loss
  Other comprehensive income:
Foreign currency translation
adjustment
Minimum pension liability
adjustment
  Preferred stock dividends
                                          --------------  -------------  --------------   --------------  --------------
Balance, August 12, 1999                                                                              -               -


  Exchange of members' interest to
    effect combination                          $ 5,500       $ 67,468        $ 30,000
  Preferred return                                  161           (786)            625
  Net loss                                                    (213,276)
  Other comprehensive income:
Foreign currency translation
adjustment
                                          --------------  -------------  --------------   --------------  --------------
Balance, December 31, 1999                        5,661       (146,594)         30,625              $ -             $ -
                                                                                          ==============  ==============
  Preferred return                                  192           (942)            750
  Net loss                                                    (119,437)
  Other comprehensive income:
Foreign currency translation
adjustment
                                          --------------  -------------  --------------
Balance, June 30, 2000                          $ 5,853      $(266,973)       $ 31,375
                                          ==============  =============  ==============

                                                                                              Republic
                                          -----------------------------------------------    Engineered
                                             Class B         Class C                        Steels, Inc.      Additional
                                              Common          Common         Warrants          Common           Paid-In
                                              Stock           Stock         Outstanding         Stock           Capital
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, January 1, 1999                             $ 1             $ 1         $ 5,119               $ -       $ 158,510

  Net loss
  Other comprehensive income:
Foreign currency translation
adjustment
Minimum pension liability
adjustment
  Preferred stock dividends
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, August 12, 1999                               1               1           5,119                 -         158,510

  Exchange of members' interest to
    effect combination                                (1)             (1)         (5,119)                         (158,510)
  Preferred return
  Net loss
  Other comprehensive income:
Foreign currency translation
adjustment
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, December 31, 1999                           $ -             $ -         $     -               $ -       $       -
                                          =============== ===============  ==============  ================  ==============
  Preferred return
  Net loss
  Other comprehensive income:
Foreign currency translation
adjustment

Balance, June 30, 2000


                                                                                  Total
                                                            Accumulated         Members'
                                                               Other            Interest/
                                           Accumulated     Comprehensive      Stockholders'     Comprehensive
                                             Deficit       Income (Loss)         Deficit        Income (Loss)
                                          --------------- ----------------   ----------------  ----------------
Balance, January 1, 1999                      $ (230,004)        $ (3,682)         $ (70,055)       $ (116,746)
                                                                                               ================
  Net loss                                      (114,913)                           (114,913)       $ (114,913)
  Other comprehensive income:
Foreign currency translation
adjustment                                                            157                157               157
Minimum pension liability
adjustment                                                          2,491              2,491             2,491
  Preferred stock dividends                         (224)                               (224)
                                          --------------- ----------------   ----------------  ----------------
Balance, August 12, 1999                        (345,141)          (1,034)          (182,544)       $ (112,265)
                                                                                               ================
  Exchange of members' interest to
    effect combination                           345,141                             284,478
  Preferred return
  Net loss                                                                          (213,276)       $ (213,276)
  Other comprehensive income:
Foreign currency translation
adjustment                                                            361                361               361
                                          --------------- ----------------   ----------------  ----------------
Balance, December 31, 1999                    $        -             (673)          (110,981)       $ (212,915)
                                          ===============                                      ================
  Preferred return
  Net loss                                                                          (119,437)       $ (119,437)
  Other comprehensive income:
Foreign currency translation
adjustment                                                           (294)              (294)             (294)
                                                          ----------------   ----------------  ----------------
Balance, June 30, 2000                                           $   (967)        $ (230,712)       $ (119,731)
                                                          ================   ================  ================

The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                                             The Company -      The Predecessor -
                                                             Consolidated           Combined
                                                              Six Months           Six Months
                                                          Ended June 30, 2000  Ended June 30, 1999
                                                         --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(119,437)        $(104,013)
    Adjustments to reconcile net cash used
        in operating activities:
    Gain on sale of fixed assets                                  (1,156)               --
    Special charges                                               45,792                --
    Depreciation and amortization                                 31,849            18,819
    Accretion of original issue discount                           1,339             5,571
    Amortization of deferred financing cost                        1,437             3,251
    Changes in operating assets and liabilities:
        Increase in accounts receivable                          (34,284)          (32,213)
        (Increase) decrease in inventory                          51,530              (350)
        Decrease in other current assets                           3,158             6,274
        Increase in accounts payable                              10,309            55,586
        (Decrease) increase in accrued compensation and
            benefits                                                 (25)           11,291
        (Decrease) increase in defined benefit pension
            obligations                                           (7,924)           16,860
        Increase in other postretirement benefits                 10,187             4,239
        Decrease in accrued environmental liabilities               (716)             (449)
        Decrease in other current liabilities                     (5,803)           (7,505)
        Other                                                      4,522           (23,115)
                                                               ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                             (9,222)          (45,754)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (5,243)          (17,571)
    Disposition of property, plant and equipment                   4,482                --
                                                               ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                               (761)          (17,571)
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                      --            75,676
    Net proceeds (repayments) under revolving credit
        facilities                                                11,881            (9,583)
    Repayments of long-term debt                                    (831)           (3,708)
    Preferred stock dividends                                         --              (192)
                                                               ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         11,050            62,193
                                                               ---------         ---------
Effect of exchange rate changes on cash                             (294)              455
                                                               ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                      773              (677)
Cash and cash equivalents - beginning of period                    4,637             5,948
                                                               ---------         ---------
Cash and cash equivalents - end of period                      $   5,410         $   5,271
                                                               =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized             $  46,849         $  28,669
                                                               =========         =========
Cash paid for income taxes                                     $     845         $     156
                                                               =========         =========

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

1.  NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International Holdings, LLC and subsidiaries ("RTI" or the "Company") manufactures and markets special bar quality ("SBQ") steel bar and rod products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment industries. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

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

The Company and the individual companies included in the Combination: BarTech, Republic and USS/Kobe have historically incurred substantial losses. As a result of the Combination, the Company has substantial indebtedness and is highly leveraged. The Company's future performance is subject to the success of its consolidation plan pursuant to which is intended to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The success of the consolidation plan will depend on many factors including the Company's ability to rationalize its production facilities and headcount, enhance the productivity of its remaining facilities through facility specialization and targeted capital investment, eliminate redundant overhead costs and produce internally more raw materials currently purchased from third parties. The Company's future success will also depend on general economic conditions and financial competitive, regulatory, labor and other factors, many of which cannot be predicted and are beyond the Company's control.

The Company's lower than expected sales in the first half of 2000 and it's lower than expected performance during the third and fourth quarters of 1999 caused the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts. The Company's net availability on its revolving credit facility at July 31, 2000 was approximately $38,500.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, implementing cost cutting programs, closing operations at its Johnstown melt facility and its Canton 12" rolling facility, which is anticipated to be completed during the third quarter (see Note 8), and reducing inventories. The Company has also reduced its planned capital expenditures from $48,000 to $19,000 for the year 2000, has obtained deferrals of approximately $46,000 of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003, obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 million of committed environmental expenditures until 2001 and restructured Republic Technologies' revolving credit facility. Additionally, on July 17, 2000, Republic Technologies received approximately $30,000 aggregate principal amount of loans made from certain of its direct and indirect equity partners in exchange for warrants to purchase Class D common stock of Republic Technologies International, Inc. ("RTI, Inc.") and notes of Republic Technologies (see Note 9).

The Company is in the process of disposing of its Specialty Steels Division and expects to complete this in 2001 (see Note 7). The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech and Republic for the three and six months ended June 30, 2000 and 1999, and the results for USS/Kobe for the three and six months ended June 30, 2000. Prior period results are not comparable with the current periods due to the acquisition USS/Kobe on August 13, 1999.

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

Republic has been under common management and control with BarTech since September 8, 1998, the date BarTech's controlling shareholders acquired control of Republic. The acquisition of Republic has been accounted for as a purchase. The combining of BarTech and Republic in the Combination has been accounted for as a common control merger like a pooling of interests. The acquisition of USS/Kobe as part of the Combination has been accounted for as a purchase. See
Note 3 for additional information related to the common control combination of BarTech and Republic and information related to the acquisition of USS/Kobe.

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Predecessor determined its intent to sell the Specialty Steels segment of the business. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company is in the process of disposing of its Specialty Steels Division. The accompanying consolidated/combined financial statements reflect the specialty division as a discontinued business in accordance with Accounting Principles Board Opinion No.
30. See Note 7 for further information related to discontinued operations.

3.  BUSINESS COMBINATIONS

On August 13, 1999, the Combination of BarTech, Republic and USS/Kobe was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Assuming exercise of outstanding warrants and conversion of outstanding convertible preferred stock of the Company's parent and exchange of Members' Interests by USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe"), Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas") indirectly own approximately 51.5 percent of the combined operations, while USX and Kobe each indirectly own approximately 15 percent of the combined operations. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of an offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding (Republic's parent), BarTech and USS/Kobe.

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:


                                           BarTech       Republic        Adjustment     Combined
                                        -------------- --------------   -------------  ------------
Three months ended June 30, 1999
    Net sales                              $ 76,592       $157,592             --        $234,184
    Net loss                                (10,949)       (42,216)            --         (53,165)

Six months ended June 30, 1999
    Net sales                              $136,369       $318,223             --        $454,592
    Net loss                                (18,211)       (85,802)            --        (104,013)

The adjustments made to conform accounting policies of the two companies had no impact on the combined financial results presented above. The amount of intercompany profit in inventory at the end of each period is not significant.

The acquisition of USS/Kobe has been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102,743, including transaction costs and net of cash acquired of $14,621. Consideration in the transaction included equity to the sellers valued at approximately $83,756 and seller debt assumed of $23,844. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999, based on valuations and other studies that are not yet finalized. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from these preliminary estimates. The excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount) of $5,445 has been recorded as a reduction of property, plant and equipment.

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                                                    USS/Kobe

                                                                              ---------------------
Purchase price:
  Fair value of equity consideration                                            $       83,756
  Additional seller debt assumed                                                        23,844
  Acquisition fees and expenses                                                          9,764
                                                                              ---------------------
          Total purchase price                                                         117,364
  Book value of net assets acquired                                                    206,859
                                                                              ---------------------
  Excess purchase discount from book value
    of net assets acquired                                                             (89,495)

Allocation of purchase price:
  Increase in inventory                                                                 (3,290)
  Decrease in prepaids and other current assets                                          1,077
  Decrease in property, plant and equipment                                              6,838
  Decrease in intangible and other assets                                                2,475
  Decrease in accounts payable                                                            (217)
  Increase in accrued expenses                                                           3,888
  Increase in other postretirement benefits                                             47,032
  Increase in defined benefit pension obligation                                        26,247
                                                                              ---------------------
Purchase discount                                                               $       (5,445)
                                                                              =====================

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1999:

                                                       Six Months Ended
                  (in millions)                         June 30, 1999
                                                       ----------------
                  Net sales                                $   723.4
                  Net loss from continuing operations      $  (137.4)

The pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduced depreciation expense as a result of fair value adjustments to the basis of property, plant and equipment, net of the purchase discount, and increased interest expense resulting from borrowing under the revolving credit facility and senior secured notes. They do not purport to be indicative of the results of operations which actually would have resulted had the Combination been in effect on January 1, 1999.

4.  INVENTORIES

The components of inventories are as follows:

                                    June 30, 2000        December 31, 1999
                                  --------------------  ---------------------

Raw materials                              $  31,677         $  52,833
Semi-finished and finished goods             201,461           231,835
                                  --------------------  ---------------------
Total                                      $ 233,138         $ 284,668
                                  ====================  =====================

At June 30, 2000 and December 31, 1999, inventories are net of market reserves and obsolescence reserves aggregating $5,432 and $13,585, respectively.

5.  WORKFORCE REDUCTION CHARGES

The new Master Collective Bargaining Agreement and settlement agreement entered into in 1998 (collectively, the "Master CBA") requires Republic Technologies to offer Early Retirement Buyouts ("ERB's") to at least 1,000 employees and permits Republic Technologies to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for ERB's and VSP's are accepted by the employees and intended to be awarded by Republic Technologies. Through June 30, 2000, 758 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $100,422 of workforce reduction charges to date for early retirement benefits, including pension and other postretirement obligations and special termination payments. During the six months ended June 30, 2000 and 1999, 9 and 313, respectively, voluntary ERB packages were accepted and corresponding workforce charges of $1,642 and $41,947, respectively, were recorded.

Under the terms of Master CBA, if the ERB's and VSP's do not achieve targeted headcount reductions, Republic Technologies will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERB's and VSP's. Pursuant to the Master CBA, United Steelworkers of America (the "USWA") represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

During the six months ended June 30, 2000, workforce reduction charges included $3,578 of severance related costs for administrative staff reductions.

6.  SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to dispose of its Specialty Steel Division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, other postretirement benefit charges, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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

                                       For the Three Months Ended June 30, 2000
                                  --------------------------------------------------------
                                                                  Inter Segment
                                               Cold-      Total    Elimination/
                                Hot-Rolled   Finished    Segments     Other     Consolidated

Net sales                        $323,260    $ 76,551    $399,811    $(53,490)    $346,321

Depreciation and amortization      14,208       1,195      15,403          --       15,403
Segment profit (EBITDA,
    as defined)                    18,428       3,487      21,915          --       21,915

Capital expenditures                1,759          73       1,832         (87)       1,745


                                       For the Three Months Ended June 30, 1999
                                  --------------------------------------------------------
                                                                  Inter Segment
                                               Cold-      Total    Elimination/
                                Hot-Rolled   Finished    Segments     Other     Consolidated
Net sales                        $ 151,865   $  87,582   $ 239,447   $  (5,263)   $ 234,184
Depreciation and amortization        6,979       3,380      10,359          --       10,359
Segment profit (EBITDA,
    as defined)                     (1,139)      1,131          (8)         --           (8)
Capital expenditures                 8,666         638       9,304          --        9,304


                                       For the Six Months Ended June 30, 2000
                                  --------------------------------------------------------
                                                                  Inter Segment
                                               Cold-      Total    Elimination/
                                Hot-Rolled   Finished    Segments     Other     Consolidated
Net sales                        $ 632,339   $ 157,872   $ 790,211   $ (92,047)    $698,164
Depreciation and amortization       28,687       2,411      31,098          --       31,098
Segment profit (EBITDA,
    as defined)                     29,305       6,974      36,279          --       36,279
Capital expenditures                 5,017         313       5,330         (87)       5,243


                                                     For the Six Months Ended June 30, 1999
                               --------------------------------------------------------------------------------------
                                                                                 Inter Segment
                                                   Cold-            Total         Elimination/
                               Hot-Rolled         Finished         Segments          Other         Consolidated

Net sales                      $292,142         $176,745         468,887          $(14,295)          454,592

Depreciation and amortization    14,226            4,593          18,819              --              18,819
Segment profit (EBITDA,
    as defined)                  (1,472)           1,794             322              --                 322


Capital expenditures             16,266            1,305          17,571              --              17,571


7.  DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its Specialty Steels Division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the Specialty Steels Division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. Adjustments to this estimate have been made from time to time and are reflected in the Company's results of operations.

From April 1999 to June 13, 2000, Haynes International ("Haynes"), an affiliate company controlled by Blackstone, managed the Company's Specialty Steels Division. Management responsibilities are currently being handled internally. During the second quarter of 2000, the Company and a potential acquiror broke off negotiations for the sale of the division. The Company is continuing the process of disposing of its Specialty Steels Division and anticipates this to be completed by June 2001. The Company recorded a charge of $9,821 for an additional loss on the disposition of discontinued operations during June 2000.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):


                                       Three Months Ended June 30,                        Six Months Ended June 30,
                                 ----------------------------------------------    -----------------------------------------------
                                          2000                   1999                       2000                    1999
                                 ----------------------------------------------    -----------------------------------------------
Net sales                        $13,285                $12,848                    $25,947                 $25,876
Gross loss                        (1,193)                  (155)                    (3,845)                 (1,024)

Loss before income taxes          (2,365)                (1,171)                    (6,209)                 (3,242)

Provision for income taxes            --                     --                         --                      --
                                 ----------------------------------------------    -----------------------------------------------
Net loss                         $(2,365)              $ (1,171)                   $(6,209)                $(3,242)
                                 ==============================================    ===============================================

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:


                                                        June 30, 2000           December 31, 1999
                                                    -----------------------   -----------------------
Assets held for sale, current- Inventories                          $10,188                   $15,219
                                                    =======================   =======================

Assets held for sale, non-current - Property, plant
       and equipment                                                $ 8,130                   $ 9,009
                                                    =======================   =======================


8.  SPECIAL CHARGES

The Company announced during the second quarter of 2000 its plans to shutdown two of its production facilities; the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility. Both facilities are expected to close during the third quarter of 2000. These actions are being undertaken in an attempt to reduce costs and increase productivity and efficiency.

 As a result, the Company recorded special charges of $45,792 in the second quarter of 2000 related to the Johnstown facility. The charges consisted of a $40,557 write-down of fixed assets, $3,235 in additional environmental remediation required as a result of the closure and $2,000 in other shutdown costs. The special charges did not include any amount for employee separation costs as these costs are not fully defined under the current labor agreement with the USWA and cannot be reasonably estimated at this time. The Company and the USWA have been directed by an arbitrator to begin negotiating in order to resolve this issue. Employee termination charges will be recorded in the future and are likely to be material to results of operations, financial position and liquidity of the Company.

Unlike the closure of the Johnstown facility, the closure of the Canton facility was part of the Company's original consolidation plan contemplated at the time of the Combination. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton facility were recorded at the date of the Republic acquisition as adjustments to the purchase price. No charges have been recorded for employee separation costs. It is currently anticipated that most affected employees will be offered suitable alternative employment at other nearby facilities or a combination of ERB's and VSPs.

The Company has previously recorded a reserve for the reduction of non-union labor amounting to $7,776. The balance of this reserve at June 30, 2000 was $1,964. The Company also recorded, as discussed above, a fair value adjustment and shutdown reserves at the date of the Republic acquisition related to the manufacturing locations selected for closure amounting to $12,705 and $1,917, respectively. No activity has been recorded in the shutdown reserve.

9.  SUBSEQUENT EVENTS

On July 17, 2000, the Company underwent a financial restructuring
("restructuring") to improve its liquidity position and to assist in making the semiannual interest payment on its senior secured notes. The restructuring consists of the following four components.

      - Several of the Company's direct and indirect equity partners made loans of $30,000 aggregate principal amount to Republic Technologies. In exchange for these loans, the lenders received notes of $30,000 aggregate principal amount and warrants to purchase an aggregate of 15,000 shares of Class D common stock, par value $0.001 per share of RTI, Inc.

      - The PBGC agreed to defer approximately $46,000 of payments due under the original memorandum of understanding between the Company and the PBGC in 2000 and 2001, to the years 2002 and 2003. The deferred amount is due in eight equal quarterly installments starting on January 1, 2002.

      - USX agreed to further defer $30,000 in payables deferred at the time of the Combination. These payables, which were originally due in July 2001, have been deferred to July 2003.

      - The Company restructured Republic Technologies' revolving credit facility with Fleet National Bank (formerly known as BankBoston, N.A), which permitted the new subordinated debt mentioned above, as follows:

              a) the cap on the amount to be borrowed against the Canton CAST-ROLL facility is reduced from $125,000 to $92,000, with the reduction in the eligible fixed asset cap being deferred until the quarter after December 31, 2001, with subsequent decreases of $7,500 per quarter until July 2004;

              b) the commitment cap was reduced from $425,000 to $395,000, with subsequent reductions through January 1, 2002;

              c)  the reserve of $50,000 was eliminated;

              d)  a minimum liquidity requirement of $3,000 was established;

              e) minimum EBITDA requirements were established through June, 2004;

              f) the acquisition of off-balance sheet financing for the new four stand mill and large bar finishing/inspection equipment and certain other projects is now permitted; and

              g) capital expenditure caps were implemented for fiscal years 2000 through 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is the largest producer of special bar quality steel products in the United States with a market share of approximately 22%, based on 1999 calendar year pro-forma shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS

The consolidated/combined results of operations include BarTech and Republic for the three and six months ended June 30, 2000 and 1999, and for USS/Kobe for the three and six months ended June 30, 2000. The results for USS/Kobe are included in the Company's consolidated results of operations from USS/Kobe's acquisition date, August 13, 1999. Accordingly, prior period results are not comparable with the current period. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

The Company announced during the second quarter of 2000 its plans to shutdown two of its production facilities; the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility. Both facilities are expected to close during the third quarter of 2000. These actions are being undertaken in an attempt to reduce costs and increase productivity and efficiency

As a result, the Company recorded special charges of $45.8 million in the second quarter of 2000 related to the Johnstown facility. The special charges consisted of a write-down of fixed assets, additional environmental remediation required as a result of the closure and other shutdown costs. The rationalization charge did not include any amount for employee separation costs as these costs are not fully defined under the current labor agreement with the USWA and cannot be reasonably estimated at this time. The Company and the USWA have been directed by an arbitrator to begin negotiating in order to resolve this issue. Employee termination charges will be recorded in the future and are likely to be material to results of operations, financial position and liquidity of the Company.

Unlike the closure of the Johnstown facility, the closure of the Canton facility was part of the Company's original consolidation plan contemplated at the time of the Combination. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton facility were recorded at the date of the Republic acquisition as adjustments to the purchase price.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Net sales for the three months ended June 30, 2000 totaled $346.3 million on shipments of approximately 719,700 net tons compared with net sales of $234.2 million for the three months ended June 30, 1999 on shipments of approximately 368,400 net tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the three months ended June 30, 2000. Net sales for the three months ended June 30, 2000 were comprised of $269.8 million of hot-rolled net sales and $76.5 million of cold-finished net sales, compared with hot-rolled net sales of $146.5 million and cold-finished net sales of $87.7 million for the three months ended June 30, 1999.

There was an overall decrease in net selling value per ton shipped of $154.48 from the three months ended June 30, 1999 to the three months ended June 30, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix following the Combination which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling value per ton shipped for the Company's cold-finished products. The reason for this increase is due to decreases in shipments of a lower value cold-finished product.

Cost of sales totaled $313.6 million, or 90.5% of net sales, for the three months ended June 30, 2000 compared with cost of sales of $219.4 million, or 93.7% of net sales, for the similar period ended June 30, 1999. Cost of sales for the three months ended June 30, 2000 consisted of $243.7 million on hot-rolled products and $69.9 million on cold-finished products compared with $136.1 million on hot-rolled products and $83.3 million on cold-finished products for the three months ended June 30, 1999. The overall decrease in cost of sales as a percentage of net sales from the three months ended June 30, 1999 to the three months ended June 30, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than purchased materials.

Selling, general and administrative expenses were $13.8 million, or 4.0% of net sales, for the three months ended June 30, 2000 compared with $16.3 million, or 6.9% of net sales, for the three months ended June 30, 1999. The overall decrease in selling, general and administrative expenses as a percentage of net sales is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter that was not initially contemplated as part of the Company's original consolidation plan.

Depreciation and amortization expense was $15.4 million for the three months ended June 30, 2000, compared with $10.4 million for the three months ended June 30, 1999. Nearly all of the increase was due to the increase in property, plant and equipment associated with the acquisition of USS/Kobe.

Workforce reduction charges were $2.4 million for the three months ended June 30, 2000, compared with $20.5 million for the three months ended June 30, 1999. The reason for the decrease was due to only 3 voluntary early retirement buyouts ("ERBs") being accepted during the second quarter of 2000 as compared to 123 ERBs accepted during the second quarter of 1999. The workforce reduction charges for the three months ended June 30, 2000 also included $2.1 million of severance related costs for administrative staff reductions.

Special charges of $45.8 million were recorded in connection with the shutdown of the Johnstown facility. $40.6 million is related to a write down of the property, plant and equipment for the Johnstown facility, $3.2 million is related to additional environmental remediation required as a result of the closure and $2.0 million is for other shutdown costs related to the Johnstown facility. Closing the Johnstown facility was not part of the Company's original consolidation plan as contemplated.

Net interest expense was $27.1 million for the three months ended June 30, 2000 compared with $20.3 million for the three months ended June 30, 1999. The $6.8 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the three month periods ended June 30, 2000 and 1999, consisted of currently payable income taxes, primarily foreign income taxes, owed by Canadian Drawn Steel Company ("CDSC").

The Company recorded charges of $9.8 million related to the disposition of its Specialty Steels Division.

As a result of the above, the Company reported a net loss of $81.9 million for the three months ended June 30, 2000 compared with a net loss of $53.2 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Net sales for the six months ended June 30, 2000 totaled $698.2 million on shipments of approximately 1,428,500 net tons compared with net sales of $454.6 million for the six months ended June 30, 1999 on shipments of approximately 694,200 net tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the six months ended June 30, 2000. Net sales for the six months ended June 30, 2000 were comprised of $540.3 million of hot-rolled net sales and $157.9 million of cold-finished net sales, compared with hot-rolled net sales of $277.7 million and cold-finished net sales of $176.9 million for the six months ended June 30, 1999.

There was an overall decrease in net selling value per ton shipped of $166.09 from the six months ended June 30, 1999 to the six months ended June 30, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix following the Combination which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling value per ton shipped for the Company's cold-finished products. The reason for this increase is due to decreases in shipments of a lower value cold-finished product. Additionally, there were two spot price increases in both cold-finished and hot-rolled products during the six months ended June 30, 2000, due to strengthening demand in the domestic steel market.

Cost of sales totaled $641.0 million, or 91.8% of net sales, for the six months ended June 30, 2000 compared with cost of sales of $428.2 million, or 94.2% of net sales, for the similar period ended June 30, 1999. Cost of sales for the six months ended June 30, 2000 consisted of $496.4 million on hot-rolled products and $144.6 million on cold-finished products compared with $268.9 million on hot-rolled products and $159.3 million on cold-finished products for the six months ended June 30, 1999. The overall decrease in cost of sales as a percentage of net sales from the six months ended June 30, 1999 to the six months ended June 30, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than purchased materials.

Selling, general and administrative expenses were $29.4 million, or 4.2% of net sales, for the six months ended June 30, 2000 compared with $29.7 million, or 6.5% of net sales, for the six months ended June 30, 1999. The overall decrease in selling, general and administrative expenses as a percentage of net sales is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter that was not initially contemplated as part of the Company's original consolidation plan.

Depreciation and amortization expense was $31.1 million for the six months ended June 30, 2000, compared with $18.8 million for the six months ended June 30, 1999. Nearly all of the increase was due to the increase in property, plant and equipment associated with the acquisition of USS/Kobe.

Workforce reduction charges were $5.2 million for the six months ended June 30, 2000, compared with $41.9 million for the six months ended June 30, 1999. The reason for the decrease was due to only 9 voluntary early retirement buyouts ("ERBs") being accepted during the first six months of 2000 as compared to 313 ERBs accepted during the first six months of 1999. The workforce reduction charges for the six months ended June 30, 2000 also included $3.6 million of severance related costs for administrative staff reductions.

Special charges of $45.8 million were recorded in connection with the shutdown of the Johnstown facility. $40.6 million is related to a write down of the property, plant and equipment for the Johnstown facility, $3.2 million is related to additional environmental remediation required as a result of the closure and $2.0 million is for other shutdown costs related to the Johnstown facility. Closing the Johnstown facility was not part of the Company's original consolidation plan as contemplated.

Net interest expense was $53.8 million for the six months ended June 30, 2000 compared with $39.6 million for the six months ended June 30, 1999. The $14.2 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the six month periods ended June 30, 2000 and 1999, consisted of currently payable income taxes, primarily foreign income taxes, owed by CDSC.

The Company recorded charges of $9.8 million related to the disposition of its Specialty Steels Division.

As a result of the above, the Company reported a net loss of $119.4 million for the six months ended June 30, 2000 compared with a net loss of $104.0 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the PBGC, capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members. On July 17, 2000, the Company underwent a financial restructuring to improve its liquidity position. The restructuring was comprised of several components, each briefly discussed throughout the following sections.

PBGC Obligations
----------------

In connection with the Combination, Republic Technologies agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million, $60.5 million has been funded through July 14, 2000. One component of the restructuring was the agreement by the PBGC to defer approximately $46 million of the remainder due. The new payment schedule for Republic Technologies is as follows: $2.0 million per quarter for the next five payments, $14.9 million per quarter for the next three payments, $14.3 million per quarter for the next four payments and a final payment of $5.6 million. In addition, pursuant to the Company's consolidation plan, Republic Technologies will offer a combination of ERB packages and voluntary severance plans to its employees, which the Company currently expects will include expenditures outside its defined benefit plan of up to approximately $36 million over the next 4 years. The actual cost of the ERB packages and voluntary severance plans will depend on the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

Additionally, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, Republic Technologies has agreed with the PBGC to maintain a specified level of funding based on statutory funding requirements. The contributions shall be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4 million ($6 million); for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. Beginning with 2004, Republic Technologies shall make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies has provided the PBGC with a $5 million letter of credit. The Company currently estimates that approximately $53.6 million of fundings will be required in connection with these obligations.

Capital Expenditures
--------------------

The Company has incurred approximately $5.2 million in capital expenditures during the first six months of 2000. The restructuring of Republic Technologies' revolving credit facility, another component of the restructuring, limits capital expenditures to $19.0 million in 2000, $24 million in 2001, $27 million in 2002, $33.5 million in 2003 and $23.0 million in 2004. The Company's four year consolidation plan originally contemplated construction of new large bar mill which management estimates would cost approximately $90 million. As part of the restructuring of the revolving credit facility, the Company may obtain off-balance sheet financing to fund this construction. The plan to construct this facility is currently under review. Additionally, under the terms of the restructured revolving credit facility the Company may obtain off-balance sheet financing of up to $66 million for three other capital projects.

Debt Service Requirements
-------------------------

In connection with the financial restructuring mentioned above, on July 17, 2000, several equity partners made loans of $30 million in aggregate principal amount to Republic Technologies. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock, par value $0.001 per share, of RTI, Inc. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1 commencing on August 1, 2006 or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton CAST-ROLL facility.

In conjunction with the Combination, Republic Technologies completed a private offering of $425 million of senior secured notes and warrants and entered into the $425 million revolving credit facility. The proceeds of this private offering, together with approximately $239 million of borrowings under the revolving credit facility and the proceeds from new equity contributions, were applied to refinance a substantial portion of the indebtedness of Republic, RES Holding, BarTech and USS/Kobe at the time of the Combination. As part of the financial restructuring referred to above, commitments under the revolving credit facility were reduced from $425 million to $395 million.

As a result of the Combination and the other transactions, the Company and Republic Technologies have significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes require semi-annual interest payments on January 15 and July 15 every year until they mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loans under the revolving credit facility require periodic payments of interest and mature on August 13, 2004. The revolving credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrences of permitted indebtedness. Additionally, the restructuring of the revolving credit facility, as discussed in Note 8, establishes minimum requirements for EBITDA and liquidity. The 1984 environmental improvement revenue bonds, of which $9.0 million was outstanding as of December 31, 1999, mature on December 1, 2001. In addition, the $5.5 million Series A Preferred Stock of Republic Technologies International, Inc. ("RTI, Inc.") is redeemable on September 26, 2000. Payment of the redemption price would require distributions or loans from Republic Technologies to RTI followed by distributions or loans from RTI to RTI, Inc.

The senior secured notes and the revolving credit facility each contain significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The ability of RTI to receive distributions from Republic Technologies and its subsidiaries is significantly restricted by the terms of the senior secured notes and the revolving credit agreement. Under the terms of the senior secured notes, subject to certain exceptions, generally neither Republic Technologies nor its subsidiaries may declare or pay any dividend or make any other distribution or payment on or in respect of capital stock, unless, at the time of and after giving effect to the proposed payment, (1) no Default (as defined in the senior secured note indenture) shall have occurred and be continuing, (2) immediately after giving effect to such payment, the Consolidated Fixed Charge Coverage Ratio (as defined in the senior secured note indenture) of Republic Technologies would be equal to or greater than 2.5 to 1, and (3) the aggregate amount of all restricted payments declared or made from and after the issue date would not exceed the 50% of the Consolidated Net Income (as defined in the senior secured note indenture) of Republic Technologies accrued on a cumulative basis during the period, taken as one accounting period, beginning on October 1, 1999 and ending on the last day of the fiscal quarter of Republic Technologies immediately preceding the date of such proposed restricted payment or, if such aggregate cumulative Consolidated Net Income of Republic Technologies for such period shall be a deficit, minus 100% of such deficit, plus the cash proceeds from certain equity offerings and value of certain investments. Under the terms of the revolving credit facility, neither Republic Technologies nor its subsidiaries may declare or pay any dividend to RTI or make any other distribution or payment to RTI on or in respect of capital stock other than distributions or payments for certain limited purposes and in limited amounts.

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the CAST-ROLL and Cartersville, Georgia facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the revolving credit facility, on the equity interests of Republic Technologies and its restricted subsidiaries. This collateral is subject to release without substitution under a limited number of circumstances. Borrowings under the revolving credit facility are secured by a first priority perfected security interest in (1) the equity interests of Republic Technologies and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts, inventory, intellectual property and related assets of Republic Technologies and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the CAST-ROLL facility, including the related melt shop.

The obligations under the senior secured notes are unconditionally and irrevocably guaranteed jointly and severally by RTI and each of its subsidiaries other than Republic Technologies, RTI Capital Corp. (the co-issuer of the senior secured notes) and Oberlin Insurance Company. The obligations under the revolving credit facility are unconditionally and irrevocably guaranteed jointly and severally by RTI and each of its subsidiaries other than Republic Technologies and Oberlin Insurance Company.

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

        - borrowings under the revolving credit facility as well as other future borrowings, may be at variable interest rates of interest, which create the risk of increased interest rates; and

        - this leverage may make RTI and Republic Technologies more vulnerable to economic downturns and competitive pressures.

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

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

The Company intends to fund its working capital, pension contribution requirements, employee termination costs, capital expenditure, debt service requirements and tax distributions to its parent company's members through cash flows generated from operations and borrowings under its $395.0 million revolving credit facility. Under the above mentioned restructuring, availability under the revolving credit facility has been amended and is now limited to a borrowing base equal to the lesser of $395.0 million or (1) 60% of eligible inventory, plus (2) 85% of eligible accounts receivable, plus (3) the lesser of 67% of the appraised value of the CAST-ROLL facility and $92 million, which will decrease by $7.5 million per quarter beginning the quarter ended December 31, 2001, with the reserve being eliminated. The CAST-ROLL facility is subject to reappraisal after March 31, 2001 or upon a default under the revolving credit facility. The Company's net availability on its revolving credit facility as of July 31, 2000 was approximately $38.5 million.

In connection with the Combination, RTI, Inc. issued 30,000 shares of its Series C convertible preferred stock. The Series C convertible preferred stock accrues dividends at a rate of 5% per year, which can be paid in cash or by the issuance of additional shares of Series C convertible preferred stock at the election of RTI, Inc.

The Company's lower than expected sales in the first half of 2000 and it's lower than expected performance during the third and fourth quarters of 1999 caused the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including, increasing spot prices, reducing administrative staff, implementing cost cutting programs, closing operations at its Johnstown melt facility and the Canton 12" rolling facility, which is anticipated to be complete during the third quarter of 2000, and reducing inventories. The Company has also obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 million of committed environmental expenditures until 2001 in addition to the financial restructuring package discussed in Note 8.

As previously discussed, the expected closure of the Johnstown facility caused the Company to take a rationalization charge of $45.8 million in the second quarter of 2000. This amount does not include any amounts for employee separation costs related to the shutdown of the Johnstown facility as these amounts cannot be reasonably estimated at this time. Employee termination charges will be recorded in the future and are likely to be material to the results of operations, financial position and liquidity of the Company.

The Company is in the process of disposing of its Specialty Steels Division and expects to complete this in 2001. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

As a result of the factors mentioned above, the Company is highly leveraged and could be considered a risky investment. Further information regarding the risk factors of the Company can be found in the Company's Registration Statement on Form S-4.

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

SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, issued to address significant revenue recognition issues encountered by companies that file with the SEC, has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have not yet completed our evaluation of SAB No. 101 and have not determined the impact that the adoption of this standard will have on our financial statements.

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

   - charges, including employee termination charges, related to the closure of Johnstown, and other facilities;

   -     market conditions and general risks associated with the steel industry;
         and

   - the matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

The reader should not place undue reliance on the forward-looking statements contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in interest rates with respect to its debt. The fair value of the Company's senior secured notes was determined using quoted market prices. At June 30, 2000, the fair value of the Company's senior secured notes was $77.0 million based on the quoted price of $18.13 per $100 of par value. There was no significant change in the fair value of the remainder of the Company's debt from December 31, 1999.

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

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(10.41) Amendment No. 3 to the Revolving Credit Agreement among Republic Technologies, RTI, RTI Capital Corp., Bliss & Laughlin, LLC, CDSC, Nimishillen & Tuscarawas, LLC and Fleet National Bank (f/k/a BankBoston, N.A.) dated July 17, 2000.

(10.42) Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated December 29, 1999.

(10.43) Second Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated March 15, 2000.

(10.44) Third Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated March 22, 2000.

(10.45) Fourth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated March 29, 2000.

(10.46) Fifth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated March 31, 2000.

(10.47) Sixth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated April 12, 2000.

(10.48) Seventh Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated June 28, 2000.

(10.49) Eighth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies and the PBGC, dated July 14, 2000.

(10.50) Subordinated Credit Agreement among Republic Technologies (as Borrower), Blackstone, USX RTI Holdings, Inc., Sumitomo Corporation of America, Triumph Capital Investors II, L.P. and First Dominion Capital, LLC (as Lenders) dated July 17, 2000.


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

                                           REPUBLIC TECHNOLOGIES INTERNATIONAL
                                           HOLDINGS, LLC

Date: August 14, 2000                      By: /s/JOSEPH F. LAPINSKY
                                               ---------------------
                                           Joseph F. Lapinsky
                                           Chief Executive Officer,
                                              President and Chief
                                              Operating Officer

Date: August 14, 2000                      By: /s/STEPHEN GRAHAM
                                               -----------------
                                           Stephen Graham
                                           Executive Vice President and
                                              Chief Financial Officer

Date: August 14, 2000                      By: /s/ JOSEPH A. KACZKA
                                               --------------------
                                           Joseph A. Kaczka
                                           Vice President of Finance, Controller
                                           and Chief Accounting Officer