Form 10-Q
period 2000-09-30
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2000-10-31
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three and nine month periods ended September 30, 2000     Commission File Number: 333-90709-04

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             DELAWARE                                   34-1902647
---------------------------------                    -------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)


         3770 EMBASSY PARKWAY
        AKRON, OHIO  44333-8367                          (330) 670-3000
----------------------------------------         -------------------------------
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

Number of shares outstanding of common stock as of October 31, 2000: AS OF OCTOBER 31, 2000, THERE WERE 840 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

              REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND
                                  SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Unaudited Financial Statements

                  Consolidated/Combined Statements of Operations for the Three
                  Months Ended September 30, 2000 and the Periods from August
                  13, 1999 to September 30, 1999 and July 1, 1999 to August 12,
                  1999                                                                  3

                  Consolidated/Combined Statements of Operations for the Nine
                  Months Ended September 30, 2000 and the Periods from August
                  13, 1999 to September 30, 1999 and January 1, 1999 to August
                  12, 1999                                                              4

                  Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999                                                     5

                  Consolidated/Combined Statements of Members'
                  Interest/Stockholders' Deficit for the Period from January 1,
                  1999 to August 12, 1999 and the Period from August 13, 1999 to
                  December 31, 1999 and the Nine Months Ended September 30, 2000
                                                                                        6

                  Consolidated/Combined Statements of Cash Flows for the Nine
                  Months Ended September 30, 2000 and the Periods from August
                  13, 1999 to September 30, 1999 and January 1, 1999 to August
                  12, 1999                                                              7

                  Notes to Consolidated/Combined Financial Statements                   8-15

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             16-22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            23

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings                                                     24

Item 2.           Changes in Securities                                                 24

Item 3.           Defaults Upon Senior Securities                                       24

Item 4.           Submission of Matters to a Vote of Security Holders                   24

Item 5.           Other Information                                                     24

Item 6.           Exhibits and Reports on Form 8-K                                      24

                  Signatures                                                            25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2000 and the Periods
         from August 13, 1999 to September 30, 1999 and July 1, 1999 to
                                 August 12, 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                                         The Company - Consolidated
                                                 -------------------------------------------    The Predecessor -
                                                                            Period From              Combined
                                                    Three Months          August 13, 1999          Period From
                                                        Ended             to September 30,       July 1, 1999 to
                                                 September 30, 2000             1999             August 12, 1999
                                                 --------------------    -------------------    -------------------

Net sales                                               $ 289,830              $ 209,768              $  58,279

Cost of goods sold                                        261,691                211,992                 57,627
                                                        ---------              ---------              ---------

Gross profit                                               28,139                 (2,224)                   652

Selling, general and administrative expense                14,469                 21,251                  4,174

Depreciation and amortization expense                      14,885                 13,367                  3,070

Workforce reduction charges (Note 5)                        3,337                 10,598                    118

Special charges (Note 8)                                    9,329                     --                     --

Other (income) expense, net                                (1,770)                  (232)                  (120)
                                                        ---------              ---------              ---------

Operating loss                                            (12,111)               (47,208)                (6,590)

Interest expense, net                                      27,507                 17,208                  4,266
                                                        ---------              ---------              ---------

Loss before income taxes                                  (39,618)               (64,416)               (10,856)

Provision for income taxes                                     (9)                   205                     44
                                                        ---------              ---------              ---------

Loss from continuing operations                           (39,609)               (64,621)               (10,900)

Loss from disposition of discontinued
   operations (Note 7)                                      6,703                     --                     --
                                                        ---------              ---------              ---------

Loss before extraordinary item                            (46,312)               (64,621)               (10,900)

Extraordinary loss from early
   extinguishment of debt                                      --                 23,342                     --
                                                        ---------              ---------              ---------

Net loss                                                $ (46,312)             $ (87,963)               (10,900)
                                                        =========              =========

Preferred stock dividends                                                                                    32
                                                                                                      ---------

Net loss applicable to common shares                                                                  $ (10,932)
                                                                                                      =========

The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

          For the Nine Months Ended September 30, 2000 and the Periods
         from August 13, 1999 to September 30, 1999 and January 1, 1999
                               to August 12, 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                                         The Company - Consolidated
                                                 -------------------------------------------    The Predecessor -
                                                                            Period From              Combined
                                                     Nine Months          August 13, 1999          Period From
                                                        Ended             to September 30,       January 1, 1999
                                                 September 30, 2000             1999            to August 12, 1999
                                                 --------------------    -------------------    -------------------

Net sales                                               $ 987,994              $ 209,768              $ 512,871

Cost of goods sold                                        902,689                211,992                485,887
                                                        ---------              ---------              ---------

Gross profit (loss)                                        85,305                 (2,224)                26,984

Selling, general and administrative expense                43,857                 21,251                 33,822

Depreciation and amortization expense                      45,983                 13,367                 21,889

Workforce reduction charges (Note 5)                        8,557                 10,598                 42,065

Special charges (Note 8)                                   55,121                     --                     --

Other (income) expense, net                                  (574)                  (232)                  (144)
                                                        ---------              ---------              ---------

Operating loss                                            (67,639)               (47,208)               (70,648)

Interest expense, net                                      81,344                 17,208                 43,845
                                                        ---------              ---------              ---------

Loss before income taxes                                 (148,983)               (64,416)              (114,493)

Provision for income taxes                                    242                    205                    420
                                                        ---------              ---------              ---------

Loss from continuing operations                          (149,225)               (64,621)              (114,913)

Loss from disposition of discontinued
   operations (Note 7)                                     16,524                     --                     --
                                                        ---------              ---------              ---------

Loss before extraordinary item                           (165,749)               (64,621)              (114,913)

Extraordinary loss from early
   extinguishment of debt                                      --                 23,342                     --
                                                        ---------              ---------              ---------

Net loss                                                 (165,749)             $ (87,963)              (114,913)
                                                        =========              =========

Preferred stock dividends                                                                                   224
                                                                                                      ---------

Net loss applicable to common shares                                                                  $(115,137)
                                                                                                      =========

The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                   September 30, 2000        December 31, 1999
                                                                                  -------------------        -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                          $     3,876              $     4,637
    Accounts receivable, less allowances of $19,290 and $27,237,
        respectively                                                                       166,435                  157,166
    Inventories (Note 4)                                                                   246,700                  284,668
    Assets held for sale (Note 7)                                                            9,581                   15,219
    Prepaid expenses and other current assets                                                4,898                    7,907
                                                                                       -----------              -----------
Total current assets                                                                       431,490                  469,597

Property, plant and equipment:
    Land and improvements                                                                   15,239                   15,875
    Buildings and improvements                                                              36,550                   43,032
    Machinery and equipment                                                                718,082                  736,300
    Construction-in-progress                                                                 9,043                   25,361
                                                                                       -----------              -----------
Total property, plant and equipment                                                        778,914                  820,568

Accumulated depreciation                                                                   (89,455)                 (56,802)
                                                                                       -----------              -----------

Net property, plant and equipment                                                          689,459                  763,766

Assets held for sale (Note 7)                                                                7,630                    9,009

Intangible assets, net of accumulated amortization of $18,347 and $11,203,
    respectively                                                                           162,441                  163,479

Other assets                                                                                 9,619                    9,406
                                                                                       -----------              -----------

Total assets                                                                           $ 1,300,639              $ 1,415,257
                                                                                       ===========              ===========

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                                                       212,077                  196,050
    Accrued interest                                                                        18,208                   26,494
    Accrued compensation and benefits                                                       50,594                   50,162
    Other postretirement benefits                                                           15,365                   15,365
    Defined benefit pension obligations                                                     14,000                   42,000
    Other accrued liabilities                                                               59,909                   57,599
    Current maturities of long-term debt                                                     1,918                    2,391
    Revolving credit facility                                                              346,996                  336,397
                                                                                       -----------              -----------
Total current liabilities                                                                  719,067                  726,458

Long-term debt                                                                             511,096                  481,062
Accrued environmental liabilities                                                           16,955                   17,373
Other postretirement benefits                                                              215,238                  204,268
Defined benefit pension obligations                                                         78,334                   56,480
Other liabilities                                                                           38,063                   40,758
                                                                                       -----------              -----------
Total liabilities                                                                        1,578,753                1,526,399

Mandatorily redeemable member's interest - Class A Units                                     5,000                    5,500

Members' interest:
    Class B Units                                                                         (313,756)                (146,594)
    Class C Units                                                                           31,750                   30,625
    Accumulated other comprehensive loss                                                    (1,108)                    (673)
                                                                                       -----------              -----------
Total members' interest                                                                   (283,114)                (116,642)
                                                                                       -----------              -----------

Total liabilities and members' interest                                                $ 1,300,639              $ 1,415,257
                                                                                       ===========              ===========

The accompanying notes are an integral part of the consolidated/combined financial statements.


                          REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT
                         For the Period From January 1, 1999 to August 12, 1999, the Period
                        from August 13, 1999 to December 31, 1999 and the Nine Months Ended
                                                  September 30, 2000
                                              (In thousands of dollars)
                                                      (Unaudited)



                                                                               Bar Technologies Inc.
                                                                          --------------------------------
                                               Members' Interest            Series B         Class A
                                         ------------------------------
                                            Class B         Class C         Preferred        Common
                                             Units           Units            Stock           Stock
                                          -------------  --------------   --------------  --------------
Balance, January 1, 1999                                                    $         -     $         -

  Net loss
  Other comprehensive income:
    Foreign currency translation
      adjustment
    Minimum pension liability
      adjustment
  Preferred stock dividends
                                          -------------  --------------   --------------  --------------
Balance, August 12, 1999                                                              -               -


  Exchange of members' interest to
    effect combination                        $ 67,468        $ 30,000
  Preferred return                                (786)            625
  Distribution of preferred return
  Net loss                                    (213,276)
  Other comprehensive income:
    Foreign currency translation
      adjustment
                                          -------------  --------------   --------------  --------------
Balance, December 31, 1999                    (146,594)         30,625      $         -     $         -
                                                                          ==============  ==============
  Preferred return                              (1,413)          1,125
  Distribution of preferred return
  Redemption of Class A Units
  Net loss                                    (165,749)
  Other comprehensive income:
    Foreign currency translation
      adjustment
                                          -------------  --------------
Balance, September 30, 2000                  $(313,756)       $ 31,750
                                         =============  ==============




                                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                            CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT
                                For the Period From January 1, 1999 to August 12, 1999, the Period
                                from August 13, 1999 to December 31, 1999 and the Nine Months Ended
                                                        September 30, 2000
                                                      (In thousands of dollars)
                                                              (Unaudited)


                                                                                              Republic
                                                         Bar Technologies Inc.               Engineered
                                          -----------------------------------------------
                                             Class B         Class C                        Steels, Inc.      Additional
                                              Common          Common         Warrants          Common           Paid-In
                                              Stock           Stock         Outstanding         Stock           Capital
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, January 1, 1999                   $           1     $         1      $    5,119      $          -     $   158,510

  Net loss
  Other comprehensive income:
    Foreign currency translation
      adjustment
    Minimum pension liability
      adjustment
  Preferred stock dividends
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, August 12, 1999                               1               1           5,119                 -         158,510


  Exchange of members' interest to
    effect combination                                (1)             (1)         (5,119)                         (158,510)
  Preferred return
  Distribution of preferred return
  Net loss
  Other comprehensive income:
    Foreign currency translation
      adjustment
                                          --------------- ---------------  --------------  ----------------  --------------
Balance, December 31, 1999                 $           -     $         -      $        -      $          -     $         -
                                          =============== ===============  ==============  ================  ==============
  Preferred return
  Distribution of preferred return
  Redemption of Class A units
  Net loss
  Other comprehensive income:
    Foreign currency translation
      adjustment

Balance, September 30, 2000






                                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT
                                For the Period From January 1, 1999 to August 12, 1999, the Period
                                from August 13, 1999 to December 31, 1999 and the Nine Months Ended
                                                       September 30, 2000
                                                    (In thousands of dollars)
                                                           (Unaudited)


                                                                                  Total
                                                            Accumulated         Members'
                                                               Other            Interest/
                                           Accumulated     Comprehensive      Stockholders'     Comprehensive
                                             Deficit       Income (Loss)         Deficit        Income (Loss)
                                          --------------- ----------------   ----------------  ----------------
Balance, January 1, 1999                      $ (230,004)        $ (3,682)         $ (70,055)       $ (116,746)
                                                                                               ================
  Net loss                                      (114,913)                           (114,913)       $ (114,913)
  Other comprehensive income:
    Foreign currency translation
      adjustment                                                      157                157               157
    Minimum pension liability
      adjustment                                                    2,491              2,491             2,491
  Preferred stock dividends                         (224)                               (224)
                                          --------------- ----------------   ----------------  ----------------
Balance, August 12, 1999                        (345,141)          (1,034)          (182,544)       $ (112,265)
                                                                                               ================
  Exchange of members' interest to
    effect combination                           345,141                             278,978
  Preferred return
  Distribution of preferred return                                                      (161)
  Net loss                                                                          (213,276)       $ (213,276)
  Other comprehensive income:
    Foreign currency translation
      adjustment                                                      361                361               361
                                          --------------- ----------------   ----------------  ----------------
Balance, December 31, 1999                 $           -             (673)          (116,642)       $ (212,915)
                                          ===============                                      ================
  Preferred return
  Distribution of preferred return                                                      (288)
  Redemption of Class A units                                                           (500)
  Net loss                                                                          (165,749)       $ (165,749)
  Other comprehensive income:
    Foreign currency translation
      adjustment                                                     (435)              (435)             (435)
                                                          ----------------   ----------------  ----------------
Balance, September 30, 2000                                      $ (1,108)        $ (283,114)       $ (166,184)
                                                          ================   ================  ================


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2000 and the Periods
         from August 13, 1999 to September 30, 1999 and January 1, 1999
                               to August 12, 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                                       The Company - Consolidated
                                                                -----------------------------------------     The Predecessor-
                                                                                          Period From             Combined
                                                                    Nine Months         August 13, 1999          Period From
                                                                  Ended September         to September       January 1, 1999 to
                                                                     30, 2000               30, 1999           August 12, 1999
                                                                --------------------    -----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(165,749)             $ (87,963)             $(114,913)
    Adjustments to reconcile net cash used
        in operating activities:
    Gain on sale of fixed assets                                        (4,318)                    --                     --
    Special charges                                                     55,121                     --                     --
    Extraordinary loss from early extinguishment of debt                    --                 23,342                     --
    Depreciation and amortization                                       45,983                 13,367                 21,889
    Accretion of original issue discount                                 1,972                    409                  5,750
    Amortization of deferred financing cost                              2,395                  1,656                  1,483
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                      (9,269)                44,943                (61,295)
        (Increase) decrease in inventory                                37,968                (21,256)                (6,645)
        (Increase) decrease in other current assets                      3,009                 15,509                 (3,237)
        Increase (decrease) in accounts payable                         16,027                (85,771)               111,959
        Increase (decrease) in accrued compensation and
            benefits                                                       432                 (4,867)                 2,774
        (Decrease) increase in defined benefit pension
            obligations                                                 (6,146)                17,608                 (3,140)
        Increase in other postretirement benefits                       10,970                  8,987                 14,720
        (Decrease) increase in accrued environmental
            liabilities                                                 (1,043)                (3,671)                 1,805
        Decrease in other current liabilities                          (24,415)                (8,669)                (3,349)
        Other                                                            4,121                (24,254)               (23,228)
                                                                     ---------              ---------              ---------

NET CASH USED IN OPERATING ACTIVITIES                                  (32,942)              (110,630)               (55,427)
                                                                     ---------              ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (7,336)                (2,543)               (21,788)
    Disposition of property, plant and equipment                         8,665                     --                     --
    Acquisition, net of cash acquired                                       --                 14,621                     --
                                                                     ---------              ---------              ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,329                 12,078                (21,788)
                                                                     ---------              ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        30,000                419,950                    387
    Net proceeds under revolving credit facilities                      10,599                235,833                 80,816
    Repayments of long-term debt                                        (2,411)              (685,021)                (3,277)
    Preferred stock dividends                                               --                     --                   (224)
    Redemption of Class A members' interest                               (500)                    --                     --
    Payment of preferred return                                           (288)                    --                     --
    Deferred financing costs                                            (6,113)               (30,274)                    --
    Proceeds from capital contributions                                     --                155,025                     --
                                                                     ---------              ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               31,287                 95,513                 77,702
                                                                     ---------              ---------              ---------
Effect of exchange rate changes on cash                                   (435)                   254                    157
                                                                     ---------              ---------              ---------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                           (761)                (2,785)                   644
Cash and cash equivalents - beginning of period                          4,637                  6,592                  5,948
                                                                     ---------              ---------              ---------
Cash and cash equivalents - end of period                            $   3,876              $   3,807              $   6,592
                                                                     =========              =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized                   $  45,258              $  10,416              $  41,224
                                                                     =========              =========              =========
Cash paid for income taxes                                           $     901              $      --              $     156
                                                                     =========              =========              =========


The accompanying notes are an integral part of the consolidated/combined financial statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
              (In thousands of dollars, except as otherwise noted)
                                   (Unaudited)

1.  NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International Holdings, LLC and subsidiaries ("Holdings" or the "Company") manufactures and markets special bar quality ("SBQ") steel bar and rod products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in the automotive and industrial equipment industries. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

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

BarTech and Republic have been operated under common management and ownership control since prior to the Combination. The consolidated financial statements of Holdings are being presented from the date of the Combination. Comparative combined financial statements are being presented for BarTech and Republic for the periods that they were under common control prior to the Combination (the "Predecessor").

The Company and the individual companies included in the Combination (BarTech, Republic and USS/Kobe) have historically incurred substantial losses. As a result of the Combination, the Company has substantial indebtedness and is highly leveraged. The Company's future performance is subject to the success of its consolidation plan, which is intended to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The success of the consolidation plan will depend on many factors including the Company's ability to rationalize its production facilities and headcount, enhance the productivity of its remaining facilities through facility specialization and targeted capital investment, eliminate redundant overhead costs and produce internally more raw materials currently purchased from third parties. The Company's future success will also depend on general economic conditions and financial, competitive, regulatory, labor and other factors, many of which cannot be predicted and are beyond the Company's control.

The Company's lower than expected sales in the first nine months of 2000 and its lower than expected performance during the third and fourth quarters of 1999 caused the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts. The Company's availability on its revolving credit facility at September 30, 2000 was $22,594.

Management has sought to improve the Company's liquidity position by taking a number of actions including increasing spot sales prices, reducing administrative staff, implementing cost cutting programs, closing operations at its Johnstown melt facility, as well as, its Canton 12" rolling facility (see
Note 8) and announcing plans to close its Baltimore, Maryland Specialty Steel facility (see Note 7), and reducing inventories. The Company has also reduced its planned capital expenditures from $48,000 to $13,500 for the year 2000, obtained deferrals of approximately $46,000 of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003, obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1,200 of committed environmental expenditures until 2001, restructured Republic Technologies' revolving credit facility, and deferred the redemption of Cumulative Preferred Stock issued by Republic Technologies International, Inc. (the "Parent Company") and held by Bethlehem Steel Corporation (see Note 9). Additionally, on July 17, 2000, the Company obtained loans aggregating approximately $30,000 from certain of its direct and indirect equity investors in exchange for notes of Republic Technologies and warrants to purchase Class D common stock of Republic Technologies International, Inc. (see
Note 9).

The Company is in the process of exiting of its Specialty Steels Division and expects to complete this in 2001 (see Note 7). The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing from the sale of additional debt or equity securities. Restrictive covenants included in the indenture relating to the senior secured notes and other debt obligations limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company. The ability to sell assets may also be constrained by the provisions of the Company's labor agreement.

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech and Republic for the three and nine months ended September 30, 2000 and 1999, and the results for USS/Kobe for the three and nine months ended September 30, 2000, and the period from August 13, 1999 to September 30, 1999. Prior period results are not comparable with the current periods due to the acquisition USS/Kobe on August 13, 1999.

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

The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. The combined financial statements include the accounts of BarTech and its wholly owned subsidiaries and Republic and its wholly owned subsidiaries for the periods that they were under common control prior to the Combination. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

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

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Predecessor determined its intent to exit the specialty steels segment of the business. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company is in the process of exiting its Specialty Steels Division. The accompanying consolidated/combined financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 7 for further information related to discontinued operations.

3.  BUSINESS COMBINATIONS

On August 13, 1999, the Combination of BarTech, Republic and USS/Kobe was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Assuming exercise of outstanding warrants and conversion of outstanding convertible preferred stock of the Company's parent and exchange of Members' Interests by USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe"), Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") indirectly owns approximately 52.15 percent and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas") indirectly owns approximately 14.14 percent of the combined operations, while USX indirectly owns 17.18 percent and Kobe indirectly owns approximately 4 percent of the combined operations. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of an offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding (Republic's parent), BarTech and USS/Kobe.

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:


                                           BarTech       Republic        Adjustment     Combined
                                        -------------- --------------   -------------  ------------
Period from July 1, 1999 to
    August 12, 1999
    Net sales                            $  16,125       $   42,154            --       $   58,279
    Net loss                                (7,067)          (3,833)           --          (10,900)

Period from January 1, 1999 to
    August 12, 1999
    Net sales                            $ 152,494       $  360,377            --       $  512,871
    Net loss                               (25,277)         (89,634)           --         (114,913)




The adjustments made to conform accounting policies of the two companies had no impact on the combined financial results presented above.

The acquisition of USS/Kobe has been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102,743, including transaction costs and net of cash acquired of $14,621. Consideration in the transaction included equity to the sellers valued at approximately $83,756 and seller debt assumed of $23,844. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999. The excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount) of $945 has been recorded as a reduction of property, plant and equipment.

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                               USS/Kobe
                                                         ---------------------

Purchase price:
  Fair value of equity consideration                       $       83,756
  Additional seller debt assumed                                   23,844
  Acquisition fees and expenses                                     9,764
                                                         ---------------------
          Total purchase price                                    117,364
  Book value of net assets acquired                               206,859
                                                         ---------------------
  Purchase discount from book value
    of net assets acquired                                        (89,495)

Allocation of purchase discount:
  Increase in inventory                                            (3,290)
  Decrease in prepaids and other current assets                     1,077
  Decrease in property, plant and equipment                         6,838
  Decrease in intangible and other assets                           2,475
  Decrease in accounts payable                                       (217)
  Increase in accrued expenses                                      8,388
  Increase in other postretirement benefits                        47,032
  Increase in defined benefit pension obligation                   26,247
                                                         ---------------------
Purchase discount                                          $       (  945)
                                                         =====================

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1999:

                                                            Nine Months Ended
                  (in millions)                             September 30, 1999
                                                            ------------------
                  Net sales                                   $ 997.2
                  Net loss from continuing operations         $(222.9)

The pro forma results have been prepared for comparative purposes only and include certain adjustments, such as reduced depreciation expense as a result of fair value adjustments to the basis of property, plant and equipment, net of the purchase discount, and increased interest expense resulting from borrowings under the revolving credit facility and senior secured notes. They do not purport to be indicative of the results of operations which actually would have resulted had the Combination occurred on January 1, 1999.

4.  INVENTORIES

The components of inventories are as follows:

                                     September 30, 2000     December 31, 1999
                                     --------------------  ---------------------
Raw materials                            $ 23,552               $ 52,833
Semi-finished and finished goods          223,148                231,835
                                     --------------------  ---------------------
Total                                    $246,700               $284,668
                                     ====================  =====================

At September 30, 2000 and December 31, 1999, inventories are net of market reserves and obsolescence reserves aggregating $6,205 and $13,585, respectively.

5.  WORKFORCE REDUCTION CHARGES

The new Master Collective Bargaining Agreement and settlement agreement entered into in 1998 (collectively, the "Master CBA") requires Republic Technologies to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits Republic Technologies to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for ERB's and VSP's are accepted by the employees and intended to be awarded by Republic Technologies. Through September 30, 2000, 780 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $103,759 of workforce reduction charges to date for early retirement benefits (excluding ERBs related to the Specialty Steels Division which are recorded as loss on disposition of discontinued operations-see Note 7), including pension and other postretirement obligations and special termination payments. During the nine months ended September 30, 2000 and 1999, 31 and 396, respectively, voluntary ERB packages were accepted and corresponding workforce charges of $4,578 and $52,663, respectively, were recorded. There were also VSP charges of $54 thousand in the current year.

Under the terms of the Master CBA, if the ERBs and VSPs do not achieve targeted headcount reductions, Republic Technologies will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERBs and VSPs. Pursuant to the Master CBA, employees represented by the United Steelworkers of America (the "USWA") will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

During the nine months ended September 30, 2000, workforce reduction charges included $3,925 of severance related costs for administrative staff reductions.

6.  SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to dispose of its Specialty Steels Division and, accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The

Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, other postretirement benefit charges, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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


                                                     For the Three Months Ended September 30, 2000
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                    Cold-             Total            Elimination/
                                Hot-Rolled         Finished          Segments             Other         Consolidated

Net sales                        $289,597         $  64,594        $   354,191          $(64,361)       $ 289,830
Depreciation and amortization      13,723             1,162             14,885                --           14,885
Segment profit (EBITDA,
    as defined)                    14,934             2,851             17,785                --           17,785
Capital expenditures                1,953               167              2,120                --            2,120


                                               For the Period from August 13, 1999 to September 30, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                    Cold-             Total            Elimination/
                                Hot-Rolled        Finished           Segments             Other         Consolidated

Net sales                        $167,550        $   47,709       $    215,259          $ (5,491)      $  209,768
Depreciation and amortization      11,824             1,543             13,367               --            13,367
Segment profit (EBITDA,
    as defined)                   (21,378)              484            (20,894)              --           (20,894)
Capital expenditures                2,407               136              2,543               --             2,543


                                                  For the Period from July 1, 1999 to August 12, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                    Cold-             Total            Elimination/
                                Hot-Rolled        Finished           Segments             Other         Consolidated

Net sales                        $ 48,078        $   22,550       $     70,628        $  (12,349)      $   58,279
Depreciation and amortization       2,825               245              3,070               --             3,070
Segment profit (EBITDA,
    as defined)                     2,425            (5,243)            (2,818)              --            (2,818)
Capital expenditures                2,518               269              2,787               --             2,787


                                                     For the Nine Months Ended September 30, 2000
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                    Cold-             Total            Elimination/
                                Hot-Rolled        Finished           Segments             Other         Consolidated
Net sales                        $921,936        $  222,466       $1,144,402          $ (156,408)      $  987,994
Depreciation and amortization      42,410             3,573           45,983                 --            45,983
Segment profit (EBITDA,
    as defined)                    44,197             9,838           54,035                 --            54,035
Capital expenditures                6,970               480            7,450                (114)           7,336


                                                For the Period from January 1, 1999 to August 12, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                    Cold-             Total            Elimination/
                                Hot-Rolled        Finished           Segments             Other         Consolidated
Net sales                       $ 346,550        $  199,295       $  545,845          $  (32,974)      $  512,871
Depreciation and amortization      17,051             4,838           21,889                 --            21,889
Segment profit (EBITDA,
    as defined)                       953            (3,449)          (2,496)                --            (2,496)
Capital expenditures               18,784             1,574           20,358                 --            20,358


7.  DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Predecessor determined its intent to exit its Specialty Steels Division and, accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the Specialty Steels Division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. Adjustments to this estimate have been made from time to time and are reflected in the Company's results of operations.

From April 1999 to June 13, 2000, Haynes International Ltd., an affiliate company controlled by Blackstone, managed the Company's Specialty Steels Division. Management responsibilities are currently being handled internally. During the second quarter of 2000, the Company and a potential acquirer broke off negotiations for the sale of the division. In September 2000, the Company announced that it was closing its Baltimore, Maryland facility, and expected the closure to be completed in the fourth quarter of 2000. The Company is continuing the process of exiting the remainder of its Specialty Steels Division and anticipates this to be completed by June 2001. The Company recorded a charge of $9,821 for an additional loss on the disposition of discontinued operations during the second quarter of 2000. A charge for employee separation costs of $6,703 was booked in the third quarter of 2000 related to the closure of the Baltimore facility.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):


                                         Three Months Ended September 30,                   Nine Months Ended September 30,
                                 ----------------------------------------------    -----------------------------------------------
                                          2000                   1999                       2000                    1999
                                 ----------------------------------------------    -----------------------------------------------
Net sales                                $ 10,763               $ 9,894                    $36,710                 $35,780
Gross loss                                 (1,404)               (1,197)                    (5,249)                 (3,114)
                                 ----------------------------------------------    -----------------------------------------------
Net loss                                 $ (2,265)              $(1,814)                   $(8,474)                $(5,057)

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:


                                                      September 30, 2000        December 31, 1999
                                                    -----------------------   -----------------------

Assets held for sale, current- Inventories                  $ 9,581                   $15,219
                                                    =======================   =======================

Assets held for sale, non-current - Property, plant
       and equipment                                        $ 7,630                   $ 9,009
                                                    =======================   =======================

8.  SPECIAL CHARGES

The Company announced during the second quarter of 2000 its plans to shutdown two of its production facilities; the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility. The Johnstown facility closed in August 2000, while the Canton 12" roll facility subsequently closed during the fourth quarter of 2000. These actions are being undertaken in an attempt to reduce costs and increase productivity and efficiency.

As a result, the Company recorded special charges of $45,792 in the second quarter of 2000 related to the Johnstown facility. The special charges consisted of a $40,557 write-down of fixed assets, $3,235 in additional environmental remediation required as a result of the closure and $2,000 in other shutdown costs. The rationalization charge taken in the second quarter of 2000 did not include any amount for employee separation costs as these costs are not fully defined under the current labor agreement with the USWA and could not be reasonably estimated at that time. The Company and the USWA, under direction of an arbitrator, are currently negotiating in order to resolve this issue. An estimated liability of $8,775 in employee termination charges was recorded in the third quarter of 2000. Future charges may be required pending final resolution of this matter based on the status of negotiations.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" roll facility was part of the Company's original consolidation plan contemplated at the time of the Combination. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" roll facility were recorded at the date of the Republic acquisition. No charges have been recorded for employee separation costs. It is currently anticipated that most affected employees will be offered suitable alternative employment at other nearby facilities or a combination of voluntary ERBs and VSPs.

The Company has previously recorded a reserve for the reduction of non-union labor amounting to $7,776. The balance of this reserve at September 30, 2000 was $1,309. The Company also recorded, as discussed above, a fair value adjustment and shutdown reserves at the date of the Republic acquisition related to the manufacturing locations selected for closure amounting to $12,705 and $1,917, respectively. No activity has been recorded in the shutdown reserves.

9.  FINANCIAL RESTRUCTURING

On July 17, 2000, the Company underwent a financial restructuring
("Restructuring") to improve its liquidity position and to assist in making the semiannual interest payment on its senior secured notes. The Restructuring consists of the following four components.

       - Several of the Company's direct and indirect equity investors made loans aggregating approximately $30,000 to Republic Technologies. In exchange for these loans, the lenders received notes of $30,000 aggregate principal amount and warrants to purchase an aggregate of 15,000 shares of Class D common stock, par value $0.001 per share of the Parent Company. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1, 2006 or earlier if the lenders consent.

       - The PBGC agreed to defer approximately $46,000 of payments due under the original memorandum of understanding between the Company and the PBGC in 2000 and 2001, to the years 2002 and 2003. The deferred amount is due in eight equal quarterly installments starting on January 1, 2002.

       - USX agreed to further defer $30,000 in payables deferred at the time of the Combination. These payables, which were originally due in July 2001, have been deferred to July 2003 with the same terms.

       - The Company restructured Republic Technologies' revolving credit facility with Fleet National Bank (formerly known as BankBoston, N.A), which permitted the new subordinated debt mentioned above, as follows:

              a) the cap on the amount to be borrowed against the Canton bloom and rolling facility is reduced from $125,000 to $92,000, with the reduction in the eligible fixed asset cap being deferred until the quarter after December 31, 2001, with subsequent decreases of $7,500 per quarter until July 2004;

              b) the commitment cap was reduced from $425,000 to $395,000, with subsequent reductions through January 1, 2002;

              c)  the reserve of $50,000 was eliminated;

              d)  a minimum liquidity requirement of $3,000 was established;

              e)  minimum EBITDA requirements were established through June
                  2004;

              f) the acquisition of off-balance sheet financing for the new four stand mill ("4-Stand Project") and large bar finishing/inspection equipment and certain other projects is now permitted; and

              g) capital expenditure caps were revised for fiscal years 2000 through 2004.


On October 6, 2000, Bethlehem Steel Corporation and the Parent Company arranged for the deferral of the redemption of $5,500 Cumulative Preferred Stock, issued by the Parent Company. The original redemption date was September 26, 2000. On September 29, 2000, the Company redeemed $500 of Class A Members' Interest so that the Parent Company could redeem the same amount of Cumulative Preferred Stock. An additional $800 of Class A Members' Interest was redeemed by the Company in October of 2000. The parties have acknowledged that the redemption will be made in installments during 2000 and 2001.

The restructured revolving credit facility required the Company to deliver a financing commitment with respect to the 4-Stand Project or a satisfactory alternative project by October 13, 2000. The Company was unable to deliver such a financing commitment, which constitutes a default pursuant to the credit agreement. The banks have waived and extended the requirement to deliver the financing commitment until November 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS
The consolidated/combined results of operations include BarTech and Republic for the three and nine months ended September 30, 2000 and 1999. The results for USS/Kobe are included in the Company's consolidated results of operations from USS/Kobe's acquisition date, August 13, 1999. Accordingly, prior period results are not comparable with the current period. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

The Company announced during the second quarter of 2000 its plans to shutdown two of its production facilities; the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility. These actions are being undertaken in an attempt to reduce costs and increase productivity and efficiency.

As a result, the Company recorded special charges of $45,792 in the second quarter of 2000 related to the Johnstown facility. The special charges consisted of a write-down of fixed assets, additional environmental remediation required as a result of the closure and other shutdown costs. The original special charge did not include any amount for employee separation costs as these costs are not fully defined under the current labor agreement with the USWA and could not be reasonably estimated at the time. The Company and the USWA under direction of an arbitrator are currently negotiating in order to resolve this issue. An estimated liability of $8,775 in employee termination charges was recorded in the third quarter of 2000. Further charges may be required pending final resolution of this matter based on the status of negotiations.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" roll facility was part of the Company's original consolidation plan contemplated at the time of the Combination. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" roll facility were recorded at the date of the Republic acquisition as adjustments to the purchase price.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales for the three months ended September 30, 2000 totaled $289.8 million on shipments of approximately 585,196 net tons compared with net sales of $268.0 million for the three months ended September 30, 1999 on shipments of approximately 517,270 net tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the full three month period ended September 30, 2000 as compared to a six week period from the date of the acquisition of USS/Kobe in August 1999. Net sales for the full three month period ended September 30, 2000 were comprised of $225.2 million of hot-rolled net sales and $64.6 million of cold-finished net sales, compared with hot-rolled net sales of $197.8 million and cold-finished net sales of $70.2 million for the three months ended September 30, 1999.

There was an overall decrease in net selling value per ton shipped of $22.93 from the three months ended September 30, 1999 to the three months ended September 30, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix following the Combination which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling price per ton shipped for the Company's cold-finished products. The reason for this increase is due to an improved mix of shipments.

Cost of sales totaled $261.7 million, or 90.3% of net sales, for the three months ended September 30, 2000 compared with cost of sales of $269.6 million, or 100.6% of net sales, for the three month period ended September 30, 1999. Cost of sales for the three months ended September 30, 2000 consisted of $202.9 million on hot-rolled products and $58.8 million on cold-finished products compared with $201.6 million on hot-rolled products and $68.0 million on cold-finished products for the three months ended September 30, 1999. The overall decrease in cost of sales as a percentage of net sales from the three months ended September 30, 1999 to the three months ended September 30, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than that incurred previously for purchased materials from third party vendor.

Selling, general and administrative expenses were $14.5 million, or 5.0% of net sales, for the three months ended September 30, 2000 compared with $25.4 million, or 9.5% of net sales, for the three months ended September 30, 1999. The overall decrease in selling, general and administrative expenses as a percentage of net sales is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter that was not initially contemplated as part of the Company's original consolidation plan.

Depreciation and amortization expense was $14.9 million for the three months ended September 30, 2000, compared with $16.4 million for the three months ended September 30, 1999. This decrease was due to the write down and disposition of closed facilities.

Workforce reduction charges were $3.3 million for the three months ended September 30, 2000, compared with $10.7 million for the three months ended September 30, 1999. The reason for the decrease was due to only 22 voluntary ERBs being accepted during the third quarter of 2000 (excluding 2 ERBs related to the Baltimore, Maryland specialty steel facility) as compared to 83 ERBs accepted during the third quarter of 1999. The workforce reduction charges for the three months ended September 30, 2000 also included $300 thousand of severance related costs for administrative staff reductions.

Special charges of $8.8 million were recorded in estimated employee termination charges related to the shutdown of the Johnstown facility. Closing the Johnstown facility was not contemplated as part of the Company's original consolidation plan.

Net interest expense was $27.5 million for the three months ended September 30, 2000 compared with $21.5 million for the three months ended September 30, 1999. The $6.0 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the three month periods ended September 30, 2000 and 1999, consisted of currently payable income taxes, primarily foreign income taxes, owed by Canadian Drawn Steel Company ("CDSC").

In September 2000, the Company announced that it was closing its Baltimore, Maryland facility, expected to be completed during the fourth quarter of 2000. The Company recorded charges of $6.7 million related to the disposition of its Specialty Steels Division.

In the three months ended September 30, 1999, the Company also recorded an extraordinary loss of $23.3 million from the early extinguishment of debt. This loss arose from the repayment of certain debt in connection with the completion of the Combination.

As a result of the above, the Company reported a net loss of $46.3 million for the three months ended September 30, 2000 compared with a net loss of $98.9 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999
Net sales for the nine months ended September 30, 2000 totaled $988 million on shipments of approximately 2,013,696 net tons compared with net sales of $722.6 million for the nine months ended September 30, 1999 on shipments of approximately 1,211,470 net tons. The increase in net sales and tons shipped reflects the inclusion of the results of USS/Kobe in the results for the full nine months ended September 30, 2000 as compared to only since the date of its acquisition in August 1999 for the 1999 period. Net sales for the nine months ended September 30, 2000 were comprised of $765.5 million of hot-rolled net sales and $222.5 million of cold-finished net sales, compared with hot-rolled net sales of $475.6 million and cold-finished net sales of $247.0 million for the nine months ended September 30, 1999.

There was an overall decrease in net selling value per ton shipped of $105.86 from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The Company's hot-rolled net selling value per ton shipped decreased because of a shift in the product mix following the Combination which includes seamless rounds and other lower priced semi-finished products from the Company's Lorain plant that was not produced prior to the Combination. This was partially offset with an increase in net selling value per ton shipped for the Company's cold-finished products. The reason for this increase is due to decreases in shipments of a lower value cold-finished product. Additionally, there were two spot sales price increases for both cold-finished and hot-rolled products during the nine months ended September 30, 2000.

Cost of sales totaled $902.7 million, or 91.4% of net sales, for the nine months ended September 30, 2000 compared with cost of sales of $697.9 million, or 96.6% of net sales, for the similar period ended September 30, 1999. Cost of sales for the nine months ended September 30, 2000 consisted of $699.3 million on hot-rolled products and $203.4 million on cold-finished products compared with $470.6 million on hot-rolled products and $227.3 million on cold-finished products for the nine months ended September 30, 1999. The overall decrease in cost of sales as a percentage of net sales from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the decrease in sales of a specific cold-finished product that sold at a negative margin. In addition, the Company's cold-finished segment sourced significantly more hot-rolled bar internally at lower costs than purchased materials.

Selling, general and administrative expenses were $43.9 million, or 4.4% of net sales, for the nine months ended September 30, 2000 compared with $55.1 million, or 7.6% of net sales, for the nine months ended September 30, 1999. The overall decrease in selling, general and administrative expenses as a percentage of net sales is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the third quarter of 2000 that was not initially contemplated as part of the Company's original consolidation plan.

Depreciation and amortization expense was $46.0 million for the nine months ended September 30, 2000, compared with $35.3 million for the nine months ended September 30, 1999. Nearly all of the increase was due to the increase in property, plant and equipment associated with the acquisition of USS/Kobe, partially offset by decreases due to dispositions of previously closed facilities.

Workforce reduction charges were $8.6 million for the nine months ended September 30, 2000, compared with $52.7 million for the nine months ended September 30, 1999. The reason for the decrease was due to only 33 voluntary ERBs being accepted during the first nine months of 2000 (excluding 2 ERBs related to the Baltimore, Maryland Specialty Steel facility) as compared to 396 ERBs accepted during the first nine months of 1999. The workforce reduction charges for the nine months ended September 30, 2000 also included $3.9 million of severance related costs for administrative staff reductions.

Special charges of $55.1 million were recorded in connection with the shutdown of the Johnstown facility. These charges include $40.6 million related to a write down of the property, plant, and equipment; $8.8 million related to employee termination charges; $3.2 million related to additional environmental remediation required as a result of the closure; and $2.5 million for other shutdown costs. Closing the Johnstown facility was not contemplated as part of the Company's original consolidation plan.

Net interest expense was $81.3 million for the nine months ended September 30, 2000 compared with $61.1 million for the nine months ended September 30, 1999. The $20.2 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the nine month periods ended September 30, 2000 and 1999, consisted of currently payable income taxes, primarily foreign income taxes, owed by CDSC.

The Company recorded charges of $16.5 million related to the disposition of its Specialty Steels Division, including $6,700 recorded in the third quarter of 2000 in conjunction with the September 2000 announcement to close the Baltimore, Maryland facility, $6,700 and $9,800 recorded in the second quarter of 2000 following the termination of negotiations for the proposed sale of the division.

In the nine months ended September 30, 1999, the Company also recorded an extraordinary loss of $23.3 million from the early extinguishment of debt. This loss arose from the repayment of certain debt in connection with the completion of the Combination.

As a result of the above, the Company reported a net loss of $165.7 million for the nine months ended September 30, 2000 compared with a net loss of $202.9 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the PBGC, capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members. On July 17, 2000, the Company underwent the Restructuring to improve its liquidity position. The Restructuring was comprised of several components, each briefly discussed throughout the following sections.

PBGC Obligations
----------------

In connection with the Combination, Republic Technologies agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million, $62.5 million has been funded through September 30, 2000. One component of the Restructuring was the agreement by the PBGC to defer approximately $46 million of the remainder due. The new payment schedule for Republic Technologies is as follows: $2.0 million per quarter for the next five payments, $14.9 million per quarter for the next three payments, $14.3 million per quarter for the next four payments and a final payment of $5.6 million. In addition, pursuant to the Company's consolidation plan, Republic Technologies will offer a combination of ERB and VSP packages to its employees, which the Company currently expects will include expenditures outside its defined benefit plan of up to approximately $36 million over the next 4 years. The actual cost of the ERB packages and voluntary severance plans will depend on the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

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

Capital Expenditures
--------------------

The Company has invested approximately $7.4 million in capital expenditures during the first nine months of 2000. The amendment of Republic Technologies' revolving credit facility, another component of the Restructuring, limits capital expenditures to $19.0 million in 2000, $24 million in 2001, $27 million in 2002, $33.5 million in 2003 and $23.0 million in 2004. The Company's four year consolidation plan originally contemplated construction of new large bar mill which management estimates would cost approximately $90 million. As part of the amended revolving credit facility, the Company may obtain off-balance sheet financing to fund this construction. The plan to construct this facility is currently under review. Additionally, under the terms of the amended revolving credit facility the Company may obtain off-balance sheet financing of up to $66 million for three other capital projects.

Debt Service Requirements
-------------------------

In connection with the Restructuring mentioned above, on July 17, 2000, several equity investors made loans of approximately $30 million in aggregate principal amount to Republic Technologies. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock, par value $0.001 per share, of the Parent Company. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1 commencing on August 1, 2006 or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton bloom and rolling facility.

In conjunction with the Combination, Republic Technologies completed a private offering of $425 million of senior secured notes and warrants and entered into a $425 million revolving credit facility. The proceeds of this private offering, together with approximately $239 million of borrowings under the revolving credit facility and the proceeds from new equity contributions, were applied to refinance a substantial portion of the indebtedness of Republic, RES Holding, BarTech and USS/Kobe at the time of the Combination. As part of the Restructuring referred to above, commitments under the revolving credit facility were reduced from $425 million to $395 million.

As a result of the Combination and the other transactions, the Company and Republic Technologies have significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes require semi-annual interest payments on January 15 and July 15 every year until they mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loans under the revolving credit facility require periodic payments of interest and mature on August 13, 2004. The revolving credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrences of permitted indebtedness. Additionally, the amendment of the revolving credit facility, as discussed in
Note 9, establishes minimum requirements for EBITDA and liquidity. In addition, the $5.5 million Series A Preferred Stock of the Parent Company was redeemable on September 26, 2000. The Parent Company has made payments of $1.3 million of the amount redeemable through October 31, 2000. The remaining amount will be paid on a weekly basis with any unpaid preferred return due with the last payment. The redeemable preferred stock is expected to be paid off during 2001.

The senior secured notes and the revolving credit facility each contain significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The ability of Holdings to receive distributions from Republic Technologies and its subsidiaries is significantly restricted by the terms of the senior secured notes and the revolving credit agreement. Under the terms of the senior secured notes, subject to certain exceptions, generally neither Republic Technologies nor its subsidiaries may declare or pay any dividend or make any other distribution or payment on or in respect of capital stock, unless, at the time of and after giving effect to the proposed payment, (1) no Default (as defined in the senior secured note indenture) shall have occurred and be continuing, (2) immediately after giving effect to such payment, the Consolidated Fixed Charge Coverage Ratio (as defined in the senior secured note indenture) of Republic Technologies would be equal to or greater than 2.5 to 1, and (3) the aggregate amount of all restricted payments declared or made from and after the issue date would not exceed 50% of the Consolidated Net Income (as defined in the senior secured note indenture) of Republic Technologies accrued on a cumulative basis during the period, taken as one accounting period, beginning on October 1, 1999 and ending on the last day of the fiscal quarter of Republic Technologies immediately preceding the date of such proposed restricted payment or, if such aggregate cumulative Consolidated Net Income of Republic Technologies for such period shall be a deficit, minus 100% of such deficit, plus the cash proceeds from certain equity offerings and value of certain investments. Under the terms of the revolving credit facility, neither Republic Technologies nor its subsidiaries may declare or pay any dividend to Holdings or make any other distribution or payment to Holdings on or in respect of capital stock other than distributions or payments for certain limited purposes and in limited amounts.

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the Canton bloom and rolling and Cartersville, Georgia facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the revolving credit facility, on the equity interests of Republic Technologies and its restricted subsidiaries. This collateral is subject to release without substitution under a limited number of circumstances. Borrowings under the revolving credit facility are secured by a first priority perfected security interest in (1) the equity interests of Republic Technologies and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts, inventory, intellectual property and related assets of Republic Technologies and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the bloom and rolling facility, including the related melt shop.

The obligations under the senior secured notes are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its subsidiaries other than Republic Technologies, RTI Capital Corp. (the co-issuer of the senior secured notes) and Oberlin Insurance Company. The obligations under the revolving credit facility are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its subsidiaries other than Republic Technologies and Oberlin Insurance Company.

The high level of long-term debt relative to total capitalization could have important consequences, including, among others, the following:

       - Holdings and Republic Technologies may be unable to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate purposes;

       - a substantial portion of cash flow from operations will need to be used to pay principal and interest on indebtedness, which will reduce the funds available for other purposes, including operations and future business opportunities;

       - borrowings under the revolving credit facility as well as other future borrowings, may be at variable rates of interest, which carry the risk of increased interest rates; and

       - this leverage may make Holdings and Republic Technologies more vulnerable to economic downturns and competitive pressures.

Tax Distributions
-----------------

The Company and Republic Technologies are limited liability companies that are expected to be treated as a partnership for income tax purposes and, accordingly, are not an income taxpaying entity. However, pursuant to the limited liability company agreement of the Company's parent, the Company's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in the Parent Company. To the extent the Company's parent is required to make these tax distributions, Republic Technologies will be required to make equivalent cash distributions to the Company. However, the Company believes that certain of its parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company's parent and reduce, but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and, accordingly, the Company cannot make any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

The Company intends to fund its working capital, pension contribution requirements, employee termination costs, capital expenditure, debt service requirements and tax distributions to its parent company's members through cash flows generated from operations and borrowings under its $395.0 million revolving credit facility. Under the above mentioned Restructuring, availability under the revolving credit facility has been amended and is now limited to a borrowing base equal to the lesser of $395.0 million or (1) 60% of eligible inventory, plus (2) 85% of eligible accounts receivable, plus (3) the lesser of 67% of the appraised value of the Canton bloom and rolling facility and $92 million, which will decrease by $7.5 million per quarter beginning the quarter ended December 31, 2001, with the reserve being eliminated. The Canton bloom and rolling facility is subject to reappraisal after March 31, 2001 or upon a default under the revolving credit facility. The Company's net availability on its revolving credit facility as of October 31, 2000 was approximately
$15,600.

In connection with the Combination, the Parent Company issued 30,000 shares of its Series C convertible preferred stock. The Series C convertible preferred stock accrues dividends at a rate of 5% per year, which can be paid in cash or by the issuance of additional shares of Series C convertible preferred stock at the election of the Parent Company.

The Company's lower than expected sales in the first nine months of 2000 and it's lower than expected performance during the third and fourth quarters of 1999 caused the Company's liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of the Company's consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including increasing spot sale prices, reducing administrative staff, implementing cost cutting programs, closing operations at its Johnstown melt facility, closing operations at its Canton 12" rolling facility in the fourth quarter announcing plans to close its Baltimore, Maryland Specialty Steel facility, and reducing inventories. The Company has also reduced its planned capital expenditures from $48,000 to $13,500 for the year 2000, obtained deferrals of approximately $46,000 of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003, obtained a deferral from the Ohio Environmental Protection Agency (the

"Ohio EPA") of $1,200 of committed environmental expenditures until 2001, restructured Republic Technologies' revolving credit facility, and obtained a deferral from Bethlehem Steel Company on the redemption of Cumulative Preferred Stock issued by Bar Tech and currently an obligation of Republic Technologies. Additionally, on July 17, 2000, Republic Technologies received approximately $30,000 aggregate principal amount of loans made from certain of its direct and indirect equity investors in exchange for notes of Republic Technologies and warrants to purchase Class D common stock of Republic Technologies International, Inc.

As previously discussed, the closure of the Johnstown facility caused the Company to take a special charge of $55,100 in the first nine months of 2000. This amount includes an estimate of $8,800 for employee separation costs related to the shutdown of the Johnstown facility.

The Company has announced plans in September 2000 to close the Baltimore, Maryland specialty steel facility during the fourth quarter of 2000 and will continue with the process of disposing the remainder of its Specialty Steels Division and expects to complete this in 2001. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing from the sale of additional debt or equity securities. Restrictive covenants included in the indenture relating to the senior secured notes and other debt obligations limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company. The ability to sell assets may also be constrained by the provisions of the Company's labor agreement.

As a result of the factors mentioned above, the Company is highly leveraged and could be considered a risky investment. Further information regarding the risk factors of the Company can be found in the Company's Registration Statement on Form S-4.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was recently enacted by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company is currently analyzing the impact that the adoption of this standard will have on its financial statements.

The Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, issued to address significant revenue recognition issues encountered by companies that file with the SEC, has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet completed its evaluation of SAB No. 101 and has not determined the impact that the adoption of this standard will have on its financial statements.

FORWARD LOOKING STATEMENTS
Statements included in this filing with the SEC (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risks due to changes in interest rates with respect to its debt. The fair value of the Company's senior secured notes was determined using quoted market prices. At September 30, 2000, the fair value of the Company's senior secured notes was $78.6 million based on the quoted price of $18.50 per $100 of par value. There was no significant change in the fair value of the remainder of the Company's debt from December 31, 1999.

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

                               REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC





Date: October 31, 2000         By: /s/Joseph F. Lapinsky
                                   ---------------------
                               Joseph F. Lapinsky
                               Chief Executive Officer,
                                  President and Chief
                                  Operating Officer

Date: October 31, 2000         By: /s/Stephen Graham
                                   ---------------------
                               Stephen Graham
                               Executive Vice President and
                                  Chief Financial Officer

Date: October 31, 2000         By: /s/ Joseph A. Kaczka
                                   ---------------------
                               Joseph A. Kaczka
                               Vice President of Finance, Controller
                                  and Chief Accounting Officer