Form 10-K405
period 2000-12-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2001-05-21
CIK 1098311

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                       Commission file number 333-90709-04

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


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The number of shares outstanding of each of the registrant's classes of common stock as of May 11, 2001 was as follows: AS OF MAY 11, 2001, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.




                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                TABLE OF CONTENTS

ITEM                                                                                                                  PAGE
----                                                                                                                  ----
1.           Business                                                                                                    3
2.           Properties                                                                                                 17
3.           Legal Proceedings                                                                                          17
4.           Submission of Matters to a Vote of Security Holders                                                        18
5.           Market for the Registrant's Common Equity and Related Stockholder Matters                                  18
6.           Selected Financial Data                                                                                    18
7.           Management's Discussion and Analysis of Financial Condition and Results of Operations                      19
7A.          Quantitative and Qualitative Disclosures about Market Risk                                                 27
8.           Financial Statements and Supplementary Data                                                                28
9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                       28
10.          Directors and Executive Officers of the Registrant                                                         28
11.          Executive Compensation                                                                                     30
12.          Security Ownership of Certain Beneficial Owners and Management                                             31
13.          Certain Relationships and Related Party Transactions                                                       34
14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            39

                      Independent Auditors' Report                                                                      47

                      Consolidated/Combined Statements of Operations for the
                      Year Ended December 31, 2000, the Periods from August 13,
                      1999 to December 31, 1999 and January 1, 1999 to August
                      12, 1999, and the Year Ended December 31, 1998                                                    48

                      Consolidated Balance Sheets as of December 31, 2000 and 1999                                      49

                      Consolidated/Combined Statements of Members' Interest/Stockholders' Deficit for the Year
                      Ended December 31, 1998, the Periods from January 1, 1999 to August 12, 1999 and August
                      13, 1999 to December 31, 1999, and the Year Ended December 31, 2000                               51

                      Consolidated/Combined Statements of Cash Flows for the Year Ended December 31, 2000,
                      the Periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12,
                      1999, and the Year Ended December 31, 1998                                                        52

                      Notes to Consolidated/Combined Financial Statements for the Year Ended December                   53
                      31, 2000, the Periods from August 13, 1999 to December 31, 1999 and January 1,
                      1999 to August 12, 1999, and the Year Ended December 31, 1998

                      Schedule II- Valuation and Qualifying Accounts                                                    81

                                     PART I
ITEM 1. BUSINESS

GENERAL

As used herein, "SBQ steel products" includes high quality engineered steel rod products as well as special bar quality steel products.

Republic Technologies International Holdings, LLC, a Delaware limited liability company, and its subsidiaries ("Republic Technologies", or the "Company"), produce and market special bar quality ("SBQ") steel products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in the automotive and industrial equipment industries. The Company supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, Republic Technologies, a newly formed legal entity, indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

BarTech was formed in September 1994 with the assistance of affiliates of The Veritas Capital Fund L.P. ("Veritas") to acquire and restart specific melt shop and hot-rolling assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation. In April 1996, Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") acquired control of BarTech concurrently with BarTech's acquisition of Bliss and Laughlin Industries, Inc. ("BLI"), one of the largest processors of cold-finished SBQ steel in North America. Republic was a leading U.S. manufacturer of SBQ steel products, which was formed in 1989 to own and operate the former assets of the Bar Division of LTV Steel Company, Inc. In September 1998, Blackstone and other investors acquired control of Republic through RES Holding Corporation with the intention of combining it with BarTech. USS/Kobe was the SBQ steel production facilities and related operations division of USS/Kobe Steel Company, a 50/50 joint venture formed in July 1989 between subsidiaries of USX Corporation ("USX"), and Kobe Steel, Ltd. ("Kobe"). The aforementioned companies joined to become Republic Technologies after the Combination on August 13, 1999.

On April 2, 2001 ("Petition Date"), Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp. (collectively, "Debtors"), filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Court approval. The Debtors attributed the need to reorganize to extremely difficult market conditions that have made it impossible for them to meet their financial obligations. The industry-wide market conditions, the Company's high level of indebtedness following the Combination and an overall softening of the U. S. economy had substantially diminished the Company's liquidity, adversely impacted operations and undermined its ability to implement strategic business initiatives in the short term.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings.

Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of the Company's equity investors being diluted or cancelled. The Company's prepetition creditors and its equity investors will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of the various creditors and security holders.

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and undersecured debt. Subsequent to the Petition Date, the secured debt will be classified as a current liability and the undersecured debt will be classified as liabilities subject to compromise.

BUSINESS

The production of SBQ steel products is a segment of the overall steel market. The SBQ bar products segment is further divided into three categories which are delineated by the quality and the end use of the bar product: (1) reinforcing bar, (2) merchant quality bar, and (3) hot-rolled engineered bar. Hot-rolled engineered bar is the highest quality segment of the bar product market. The Company produces various grades and sizes of finished hot-rolled engineered bar and rod products and intends to operate in the higher quality end of the hot-rolled engineered bar and rod market. SBQ steel products sell for higher prices per net ton than merchant or commodity grade steel products as they generally contain more alloys than merchant and commodity grade products and are sold to customers who require precise metallurgical content and compliance with rigorous quality specifications.

The following table sets forth the Company's net tons shipped from our principle product lines, on an actual basis for the year ended December 31, 2000 and on a proforma basis for the year ended December 31, 1999 (in 000s):

                                                    Year ended December 31,
                                             ---------------------------------
                                                1999                2000
                                             --------------- -----------------
        Net tons shipped:
             SBQ hot-rolled products         1,674    65%        1,501     59%
             SBQ cold-finished products        439    17           373     15
             Seamless rounds                   362    14           596     24
             Semi-finished steel products      103     4            56      2
                                             ------ -------- ---------- ------
                Total net tons shipped       2,578   100%        2,526    100%
                                             ====== ======== ========== ======

The Company reports its operations in three segments: hot-rolled products, cold-finished products, and specialty steel products. Seamless tube rounds and semi-finished steel products are included in the hot-rolled segment.

THE STEEL MANUFACTURING PROCESS

The manufacturing process for the Company's hot-rolled and cold-finished SBQ steel products involves a number of steps that are outlined below.

Melting. The Company's production of steel begins at its electric furnace melt shop in Canton, Ohio and its blast furnaces in Lorain, Ohio. The Canton melt shop operates electric arc furnaces, which consume ferrous scrap as the primary raw material. Premium grade steel scrap is transported from a scrap yard to the facility's melt shop, where it is melted in two 220-ton electric arc furnaces at the Canton, Ohio facility. After the scrap reaches a molten state, it is poured from the furnace into ladles and further processed in a ladle refining furnace, where alloys, carbon and other materials are added to create the desired chemical, metallurgical and physical properties. During the scrap melting and refining process, impurities are removed from the molten steel. In addition, as part of the refining process, the molten steel is further processed in a vacuum degasser, which removes oxygen, hydrogen and nitrogen to produce a clean, high-quality steel.

At the Company's Canton, Ohio facility, the molten steel is introduced to its continuous rolling process in which molten steel is poured into a four-strand continuous bloom caster, solidified in molds and cut into blooms and billets in a single continuous process. These semi-finished blooms and billets, having been produced to a specified chemical composition, size and quality, are then cooled and sent to the Company's rolling mills for further processing into finished products or sold as semi-finished products.

Unlike the Company's electric furnace melt shop that relies on steel scrap, its Lorain, Ohio facility produces iron in a blast furnace, and later converts the iron to steel in a basic oxygen furnace by adding scrap. The primary raw materials used in the Company's blast furnace are (1) taconite pellets, which are a concentrated form of iron ore, (2) coke, which is a product produced by baking specific types of coal at high temperature, and (3) limestone or other cleansing materials, which are necessary to remove impurities in the material. In addition, scrap material is often used in place of iron ore and pulverized coal is often used in place of coke. The Company purchases the taconite pellets and coke from USX Corporation pursuant to long-term supply agreements and the other materials are either produced at the facility or purchased from third parties. See Item 13 -- Certain Relationships and Related Party Transactions-Agreements with USX Corporation and Kobe Steel, Ltd. and their Affiliates.

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

Special rail vehicles then transfer the pig iron in liquid form to the Lorain melt shop, which operates two 220-ton basic oxygen furnaces. Sulfur is removed from the hot metal and the hot metal is mixed with high quality scrap. This mixture is injected with oxygen that causes another chemical reaction that converts the pig iron or hot metal into molten steel, which is then poured into ladles. The ladles are transported to a ladle metallurgy facility where alloying agents and other refining materials may be added and blended into the steel. In addition, for some applications, the molten steel may be processed in a vacuum degasser to reduce oxygen, hydrogen and nitrogen.

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

Hot-Rolled Products. The Company's hot-rolled products are manufactured from steel or iron melted in its steel production facilities, which is cast into blooms or direct cast into billets. Blooms and billets are processed into hot-rolled products by changing the internal physical properties, size, and shape of the steel. As a direct cast billet or bloom cast billet is reduced in size, the strength and integrity of the resulting bar or rod product is increased. The completed hot-rolled products are coiled or are placed on a cooling bed and then cut into required lengths. Then the items are stacked into coils or bundles and placed in warehouses from which they are shipped directly to the customer or to one of the Company's cold-finishing mills for further processing.

Since blooms have a larger cross-sectional area than billets, a greater reduction to size occurs. Accordingly, a hot-rolled product rolled from a bloom cast billet is generally stronger than a direct cast billet hot-rolled product of the same size and metallurgical content. Typically customers concerned about product quality and strength as related to reduction of area require bloom-based hot-rolled bar products.

Direct cast billet products are generally used for smaller SBQ product sizes and for less demanding end-use applications. The Company's Canton, Ohio Caster and Continuous Rolling Facility ("CR") and Lorain, Ohio melt shop facilities cast bloom-based products in a 10" by 13" or 12.5" by 14" size and have approximately
2.4 million tons of aggregate annual bloom capacity.

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


Process                       Description
-------                       -----------
Cold Drawing                  Hot-rolled products that have been descaled by
                              blasting the surface with hardened steel shot or pickling with acid are (1) drawn or pulled through a tungsten carbide die, which compresses the surface, elongates the product and makes it smooth and shiny and (2) straightened.

Turning and Polishing         Removing the surface of hot-rolled products with a
                              revolving cutting tool, which is the turning process, then rotating the turned product through rollers that polish the surface and straighten the product.

Turning, Grinding and         The same processes as turning and polishing
Polishing                     products, with the addition of a grinding process
                              that yields very fine tolerances.

Drawing, Turning, Grinding    The same processes as turning, grinding
and polishing                 products, with the and Polishing addition of a
                              drawing process to add physical strength.

After the cold-finished products are cut to length, they are stacked in bundles and transported to warehouses from which they are shipped to customers.

The following table displays the major end market applications of the Company's cold-finished products by shape without references to product size, which is less important for determining the end use of cold-finished steel products:

                     MAJOR END MARKET APPLICATIONS BY SHAPES

----------------------------------------------------------------------------------------------------------
                 ROUNDS                         HEXAGONS             SQUARES                 FLATS
----------------------------------------------------------------------------------------------------------
Constant velocity joints                  Hose fittings           Agricultural      Machine tool fixtures
Hydraulic hose couplings                  Spark plug shells          equipment      Office furniture
Steering rack gears                       Nuts                                      Exercise equipment
Fractional horsepower motor shafts                                                  Agricultural equipment
Engine valves and fuel injector parts
Hydraulic cylinders for off-highway
     and agricultural equipment
Shafts and gears for appliance
     industry
----------------------------------------------------------------------------------------------------------

Seamless Tube Rounds. In connection with a supply agreement with USX and the Lorain Tubular Company ("Lorain Tubular"), Republic Technologies produces semi-finished rounds at its Lorain, Ohio facility for purchase by Lorain Tubular and by USX's Fairfield, Alabama facility under specified circumstances. Depending on the desired end-use application for Lorain Tubular, these products are either cast to sizes of 10.5", 12.25" or 13.5" or cast to size and then rolled at the Company's primary rolling mill to sizes of 6" or 10.5". For the Fairfield facility, the Company produces semi-finished product in rounds at 11.6". Seamless tubes are used in oil and gas drilling and exploration applications. For a description of the rounds supply agreement see Item 13 - "Certain Relationships and Related Party Transactions".

Semi-Finished Steel Products. In addition to Republic Technologies' hot-rolled and cold-finished products and seamless tube rounds, the Company sells semi-finished products produced by its melt shop casters which have not been processed further at its rolling mill facilities. These products are typically sold to rolling mills operated by competitors that do not have melt shop facilities or to steel service centers or distributors, for further processing before they reach the ultimate end user. These products are sold in sizes ranging from 5"-14".

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

RAW MATERIALS

Scrap Metal. The major raw material for the Company's electric arc furnace melt shops is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. The long-term demand for scrap metal and the importance of scrap metal to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to, or replacements of, existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of Republic Technologies' products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metal vary based on numerous factors including quality, availability, freight costs, speculation by scrap brokers and other conditions beyond the Company's control. However, the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. In the future, the Company expects to purchase scrap in the open market through a number of brokers and dealers or by direct purchase.

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

Coke and Iron Ore Pellets. Iron ore pellets and coke are the principal raw materials used in the Company's blast furnaces. Republic Technologies has entered into long term sourcing agreements with USX who will supply the iron ore pellets and coke that are the raw material inputs for the blast furnace/ basic oxygen process route at its Lorain, Ohio facility. The Company expects that these agreements will provide the Company, during the term of the contracts, with a consistent supply of quality materials to Republic Technologies at prices that will be favorable as compared to market prices due to the "most favorable nations" pricing terms in the agreement, which guarantees the Company a price matching the lowest price offered by USX. For additional information on the iron ore pellets and coke supply agreement, see Item 13 - "Certain Relationships and Related Party Transactions".

Coal. The Lorain, Ohio blast furnace injects pulverized coal into the blast furnace to offset its use of higher priced metallurgical coke and reduce the material cost for hot-metal production. This coal is pulverized and delivered to the Lorain facility under a long-term tolling agreement with Ohio Edison Power Company (a wholly-owned subsidiary of FirstEnergy). The price over the life of the agreement is fixed. For additional information see Item 13 - "Certain Relationships and Related Party Transactions".

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

In addition, the Company has previously purchased a portion of its hot-rolled bar requirements for its cold-finishing operations from third-party suppliers. During the years ended December 31, 2000 and 1999, approximately 76% and 70%, respectively, of it's cold-finished bar and rod production used internally produced hot-rolled products.

ENERGY SOURCES

The Company's manufacturing facilities consume large amounts of electricity and natural gas. Republic Technologies has not had difficulty in obtaining adequate sources of electricity and natural gas in the past and does not foresee any significant difficulties in the future.

The Company's primary use of electricity is at its electric arc furnace melt shop in Canton, Ohio and at its blast furnace melt shop facility in Lorain, Ohio, which uses less electric power than the electric arc furnaces. Republic Technologies currently has a long-term electricity contract in place for both of these facilities that continues until December 31, 2001. The rest of its facilities purchase their electricity from local utilities under various contracts and terms. The Company believes that its electricity costs are competitive with other steel manufacturers.

In connection with the Combination, Republic Technologies entered into an agreement with FirstEnergy Services Corp. ("FirstEnergy") under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, the Company expects that it is likely that FirstEnergy will eventually fill much of its energy purchasing requirements. For additional information on this arrangement, see Item 13 - "Certain Relationships and Related Party Transactions".

The principal use of natural gas in the Company's operations is for the billet reheating operations at its Lorain, Ohio; Lackawanna, New York and Massillon, Ohio hot-rolling mills and at the blast furnace and primary mill at its Lorain, Ohio melt shop facility. The Company has negotiated distribution contracts, storage contracts, primary firm transportation contracts and secondary firm transportation contracts where necessary for cost effective, reliable natural gas deliveries. The Company has also negotiated gas purchase contracts with dependable supplies that are NYMEX based. Each facility's delivery arrangement is negotiated separately for the specific needs of that facility.

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

The Company's five largest customers accounted for 29.1% and 25.2% of its total net sales in 2000 and 1999, respectively. Lorain Tubular Company LLC (14.6%) was the only customer that accounted for 10% or more of the Company's total sales in 2000, and no customer accounted for greater than 10% in 1999.

DISTRIBUTION

The Company markets its SBQ steel products through a staff of professional sales representatives and sales technicians located in the major manufacturing centers of the Midwest, Great Lakes, and Southeast regions of the United States and Canada, as well as utilizing independent sales agents to cover some areas in states in the South and on the West Coast of the United States.

The Company's facilities are strategically located to serve the majority of consumers of SBQ steel products in the United States and Canada. The Company ships products between its mills and finished products to its customers by rail and truck. Customer needs and location dictates the type of transportation utilized by the Company for deliveries. The proximity of the Company's rolling mills and cold-finishing plants to its customers allows it to provide competitive rail and truck freight rates and flexible deliveries in order to satisfy just-in-time and other customer manufacturing requirements. The Company believes that the ability to meet the product delivery requirements of its customers in a timely and flexible fashion is a key to attracting and retaining customers as more and more SBQ steel product consumers reduce their in-plant raw material inventory. The Company optimizes freight costs by using its significantly greater scale of operations to maintain favorable transportation arrangements, continuing to combine orders in shipments whenever possible and utilizing "backhauling" of scrap and other raw materials.

COMPETITION

The domestic steel industry is highly competitive. The Company competes with other SBQ steel producers including the following:

         - integrated mills, which make steel by processing iron ore and other raw materials in a blast furnace;

         - mini-mills, which make steel by melting scrap metals in an electric arc furnace; and

         -   merchant bar quality producers.

The Company's primary competition for its hot-rolled bar products is both large domestic steelmakers and specialized mini-mills. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes currently in place at the Company. Numerous competitors exist in the domestic cold-finishing market. There are over 20 cold-finishers in the domestic market at present. In addition, foreign competition can be significant in segments of the SBQ steel market, particularly where certifications are not required, and during periods when the U.S. dollar is strong as compared with foreign currencies. This competition is exerting significant downward pressure on the price level of some of the Company's products.

The principal areas of competition in the Company's markets are product quality and range, delivery reliability, service and price. SBQ steel products are characterized by special chemistry and precise processing requirements. Maintaining high standards of product quality while keeping production costs competitive is essential to the Company's ability to compete in its markets. Management believes that Republic Technologies has the widest selection of product grades and sizes in the industry. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important as customers continue to reduce their in-plant raw material inventory.

BACKLOG

The Company calculates backlog as those orders received but not yet shipped. Its backlog as of December 31, 2000 was $361 million, and its combined backlog as of December 31, 1999 was $297 million. Orders are generally filled within 3 to 14 weeks of the order depending on the product, customer needs and other production requirements. Customer orders are generally cancelable without penalty prior to finish size rolling, and depend on customers' changing production schedules. Accordingly, the Company does not believe that the amount of backlog orders is a reliable indication of future sales.

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

EMPLOYEES

In connection with the acquisition of Republic by RES Holding Corporation in September 1998, the Company entered into a new Master Collective Bargaining Agreement covering all former Republic and BarTech facilities with employees represented by the United Steelworkers of America ("USWA") and replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the same Master Collective Bargaining Agreement was extended to cover the former USS/Kobe Lorain, Ohio facility. This labor agreement expires on October 31, 2003.

The vast majority of Republic Technologies' production workers are covered by the collective bargaining agreement with the USWA. A union does not represent production employees at the Company's Cartersville, Georgia facility. Republic Technologies had 3,889 employees at December 31, 2000, including 864 salaried employees.

The labor agreement provides for formalized workplace flexibility and consolidation of job classifications at the Company's facilities. Under the labor agreement, the USWA has agreed to eliminate many practices, which in the past restricted workplace flexibility and led to inefficiencies. Republic Technologies and the USWA have also agreed to reduce the number of job classifications at all covered facilities to five from over thirty-four. This reduction will enable Republic Technologies to assign a greater number of responsibilities to individual employees.

Republic Technologies and the USWA have agreed under the labor agreement that the USWA will be granted "partnership" rights in the management of the Company. These "partnership" rights afford access to the Company's decision-making processes through the formation of leadership and advisory committees containing members of management and USWA representatives. Additionally, the USWA has the right to appoint one director to the Board of Directors of Republic Technologies International, Inc. ("Republic Technologies, Inc."), the Company's ultimate parent company, as agreed to by the USWA and Republic Technologies.

The labor agreement provides for voluntary early retirement buyouts and a voluntary severance plan applicable to all former Republic facilities with employees represented by the USWA and the former USS/Kobe facilities, for the purpose of permanently reducing the net number of hourly employees represented by the USWA at these facilities by over 1,700 from the date of the new labor agreement. In the event that the required headcount reductions are not achieved through the early retirement buyout program and a voluntary severance plan, the Company may layoff up to 300 employees. For additional information regarding the expected cash costs associated with the early retirement buyout program and the voluntary severance plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

Wage and benefit provisions under this collective bargaining agreement are specified until expiration of the agreement and will be subject to negotiations at that time.

The labor agreement also provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former BLI Harvey, Illinois facility, and the creation of defined benefit plan obligations covering employees at former BarTech facilities. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans. For additional information regarding the anticipated pension costs associated with the labor agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

Pursuant to the labor agreement, the employees covered by the agreement are expected to be offered the opportunity to purchase up to $15.0 million worth of common stock of Republic Technologies, Inc. at a price per share equal to the effective price per share paid by the investors for new shares they acquired in connection with the Combination transactions. Pursuant to an agreement with the USWA, this offering is to be accomplished on the earliest of (1) January 1, 2001, (2) immediately preceding Republic Technologies proceeding with an initial public offering or (3) a change of control. However, no activity related to this agreement has occurred between January 1, 2001 and the filing date of this report. The new labor agreements contemplate that any shares sold will be subject to customary restrictions on transfer and will have the benefit of customary "piggyback" registration rights.

Finally, the labor agreement also provides for management neutrality, employment security for covered employees and various capital expenditures with respect to the Company's new and existing facilities. The labor agreement also contemplates one-time payments to various USS/Kobe covered employees expected to total approximately $3 million relating to signing bonuses and employee equity interest obligations.

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

The Company continuously monitors its compliance with these environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $6.4 million.

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at its facilities. The Company currently believes that these costs are likely to be in the range of $15.4 million to $25.1 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed below, was approximately $19.6 million as of December 31, 2000. In addition to the accrual amounts specifically discussed below, the $19.6 million also includes accruals of approximately $1.0 million relating to the Company's voluntary program relating to the replacement of PCB-containing transformers at its facilities and $2.8 million relating to certain remaining environmental matters which are not believed to be material and which are not discussed below. The Company believes that it has no significant environmental compliance and remediation costs with respect to the former BarTech's operations and, accordingly, only three non-material reserve items have been established. As of December 31, 2000 the Company had a reserve of $1.5 relating to the U.S. Environmental Protection Agency (the "U.S. EPA") "multimedia" audit that is discussed below. Except as noted below, the Company is not otherwise aware of any significant environmental compliance and remediation costs with respect to the former USS/Kobe's operations for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance.

The U.S. EPA has identified a number of solid waste management units, or "SWMUs," at the Eighth Street facility in Canton, Ohio. On June 16, 1999, the Company entered into an Administrative Consent Order with the U.S. EPA to investigate these SWMUs and propose appropriate remedial measures. The "Berger Triangle," a seven acre parcel of land the Company owns in Canton that is listed on the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System list of contaminated or potentially contaminated sites, is also included within the scope of the Administrative Consent Order. The Company anticipates that through the year 2004, it will spend approximately $1.3 million to investigate the SWMUs and the Berger Triangle. The Company has accrued approximately $4.3 million regarding these matters. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to remediate these sites, but the cost could be greater than the amount currently accrued.

The electric arc furnace dust waste pile located at the Canton facility has been exempted from the scope of the Administrative Consent Order discussed above. However, on April 26, 1999, the Company entered into a Consent Decree with the Ohio Environmental Protection Agency (the "Ohio EPA") providing for the closure in-place of that waste pile. The Company submitted a draft closure plan to the Ohio EPA on July 2,

1999 that was approved on October 22, 1999. The Company originally anticipated initiating closure construction in the spring of the year 2000, but has concluded negotiations with the Ohio EPA to defer this until 2001. The Company anticipates that the construction, which would involve the placement of a 54-inch thick liner on top of the existing pile, would involve expenditures of approximately $1 million. The Company estimates that the cost of 30 years of post-closure monitoring and maintenance of the closed waste pile would be an additional $1.1 million. Republic Technologies had accrued approximately $2.1 million regarding the closure and post-closure care of the waste pile as of December 31, 2000. In January of 2001, the Company placed the $2.1 million related to these costs on reserve with an insurance company.

Notices of historical waste disposal activities at one of the two Massillon, Ohio facilities and the two Canton facilities were filed by LTV Steel and its predecessors with the U.S. EPA, under Section 103(c) of the federal Comprehensive Environmental Response, Compensation and Liability Act. In 1985, the Ohio EPA recommended the Massillon plant as a medium priority for further state investigation. The Ohio EPA also recommended the Harrison Avenue facility in Canton as a medium priority for further state investigation and a low priority for further federal investigation. No further investigation of historical waste disposal activities has been performed at these facilities since 1986 by any environmental authority. The Company could be required, in the future, to incur significant costs to investigate such historical waste disposal activities and remediate any contamination found to exist at these facilities. Republic Technologies has accrued approximately $5.4 million regarding the Massillon facility. However, the Company is currently unable to predict precisely the amount or timing of such costs.

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

In connection with the formation of USS/Kobe Steel Company in 1989 by USX and Kobe, USS/Kobe Steel Company obtained a limited indemnity from USX concerning identified matters arising out of the past operation of the melt, bar and tubular facilities at Lorain, Ohio by USX and its predecessors. The Company is the beneficiary of a portion of this indemnity. The 1989 agreement relating to the formation of USS/Kobe Steel Company divided environmental responsibility into several different categories. The first category includes specific areas and projects for which USX retained complete responsibility. USX retained all responsibility relating to a hazardous waste landfill referred to as the D-2 Landfill, and for all disposals of waste materials prior to June 30, 1989 at locations other than the Lorain property. The second category includes matters that were split between USS/Kobe Steel Company and USX.

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

Pursuant to the master restructuring agreement, which sets forth indemnification and cost sharing arrangements regarding environmental liability at the Lorain, Ohio facilities, the new tubular steel company owned by USX will be responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. As a general matter, the Company is responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. There can be no assurance that USX will meet its obligations under the indemnification and cost sharing arrangements in the master restructuring agreement or that there will not be future identification of contamination at the facilities in Lorain, Ohio for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations and financial condition.

The Company and the U.S. EPA are parties to an April 1992 consent decree and an April 1999 amendment to this consent decree concerning the blast furnaces at the Lorain facility. Pursuant to the original consent decree, USS/Kobe Steel Company paid a $500 thousand penalty. The amended consent decree settled additional past violations by payment of a $440 thousand penalty, required the installation of new continuous emission monitors, included a revised emission limit for carbon monoxide and established interim emissions limits that will apply until a permit modification establishing final emission limits is complete pursuant to the amended consent decree.

USS/Kobe Steel Company was the subject of a "multimedia" audit by the U.S. EPA beginning in 1997, which included an air, water and hazardous waste compliance review. The final report and citations have not been issued, but a number of citations and notices of violation have been issued as a result of the audit. USS/Kobe Steel Company has already addressed many of the issues pointed out by U.S. EPA. USS/Kobe Steel Company and the U.S. EPA have entered into a tolling agreement concerning issuance of the final audit. On July 20, 1999, USS/Kobe Steel Company had an initial meeting with the U.S. EPA regarding the multimedia audit. At that time, the U.S. EPA proposed penalties related to alleged violations of environmental laws addressing water, air and hazardous waste issues and indicated that it would pursue the negotiation of a consent decree with USS/Kobe Steel Company relating to the findings of the multimedia audit. The Company has subsequently met with the U.S. EPA regarding these matters on several occasions. It is possible that such a consent decree, if finalized, will require penalties, further testing and mandatory and voluntary environmental projects. At this time, the Company is unable to predict the final outcome of the audit and the ongoing investigation, but it could result in litigation or material penalties or other costs. Accordingly, and in light of the current negotiations with the U.S. EPA, the Company has increased the reserve from $361 thousand at the time of the Combination to $1.5 million. Although the multimedia audit is not generally the subject of an environmental indemnity, the Company believes that penalties resulting from the multimedia audit, to the extent relating to the steel tube facilities at the Lorain facility, would be under the master restructuring agreement the responsibility of the new tubular steel company owned by USX. To the extent that any penalties relate to discharges of wastewater from the D-2 Landfill, the Company believes those penalties would be indemnified against by USX.

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

CONSOLIDATION PLAN

The Combination combined three businesses with a broad base of both complementary and overlapping operations. The intention of the Company's consolidation plan was to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. This plan, as originally conceived, contemplated a capital investment of approximately $322 million to expand capacity, maximize operating efficiency and increase value-added product processing. The Company's consolidation plan is currently under review and full implementation of the plan may be delayed or the plan may be revised, particularly in light of the Company's petition for reorganization under Chapter 11 of the Federal Bankruptcy Code, recent market developments, and cash flow constraints.

The principal components of the Company's consolidation plan currently include the following:

Plant Rationalization. The Company has shutdown several higher cost, less efficient facilities. Specialty Steel operations at the Baltimore facility were shutdown in December 2000, and Cold finishing operations at the Willimantic facility were shutdown in March 2001. The consolidation plan contemplates that the production of these facilities will be reallocated to the remaining lower-cost facilities and a new production facility to be constructed. These actions are designed to significantly reduce the Company's fixed operating costs, principally through (1) the reduction of production employees represented by the USWA and (2) the reduction of non-union salaried plant personnel.

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

There are a large number of factors that may affect the Company's ability to complete this consolidation plan and achieve operating synergies and cost savings. Many of these factors are beyond the Company's control. These factors include, but are not limited to, the outcome of the Chapter 11 proceedings, general economic conditions, increased operating costs and unanticipated capital expenditures, problems in obtaining funding for capital expenditures, customer certification issues, the responses of our competitors or customers and legal and regulatory developments.

ITEM 2. PROPERTIES

The Company owns 17 manufacturing locations and leases its corporate offices. The following table shows the locations, square footage and production capacity as of December 31, 2000:

                                                                  APPROXIMATE SIZE IN          PRODUCTION CAPACITY (A)
                       LOCATION                                 THOUSANDS OF SQUARE FEET         (TONS IN THOUSANDS)
                       --------                                 ------------------------         -------------------
         Melt Shops/Caster Facilities:
            Canton, Ohio                                                 481                          925
            Lorain, Ohio                                                 688                        1,300
            Johnstown, Pennsylvania (B)                                1,917                          770
         Hot-Rolling and Processing Mills:
            Lorain, Ohio (two mills)                                   1,247                        1,115
            Lackawanna, New York                                       1,099                          600
            Massillon, Ohio (Oberlin Road)                               667                          480
            Canton, Ohio (C)                                             743                          380
            Chicago, Illinois (D)                                      2,019                           --
         Cold-Finishing Facilities:
            Harvey, Illinois                                             331                          120
            Massillon, Ohio (Rose Avenue)                                553                          120
            Gary, Indiana (Dunes Highway)                                266                           90
            Cartersville, Georgia                                         92                           60
            Gary, Indiana (Seventh Avenue)                               200                           60
            Hamilton, Ontario, Canada                                    135                           60
            Beaver Falls, Pennsylvania                                   176                           55
            Willimantic, Connecticut (E)                                  89                           25
         Corporate Offices                                                33                           --

(A) - Stated tons represent the production capacity of the individual facility only and do not represent the Company's production capacity as a whole added together.
(B) -    Melt production at the Johnstown facility was shutdown in August
         2000. Certain processing operations continued through April of 2001.
(C) -    The hot rolling facility (12" bar mill) was shutdown in October 2000.
(D) - The hot-rolling operations at the Chicago mill were shutdown in November 1999. Certain processing operations are continuing in part of this facility.
(E) - Cold finishing operations at the Willimantic location were shutdown in March 2001.

The Company owns all property relating to its manufacturing facilities. In addition, the Company maintains operating leases for various sales offices. The Company's corporate offices were relocated to Fairlawn, Ohio in March 1999.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Filings. On April 2, 2001, Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

The Chapter 11 cases have been assigned to Judge Marilyn Shea-Stonum and designated as case Numbers 01-51117 (Republic Technologies International, LLC), 01-51118 (Republic Technologies International Holdings, LLC), 01-51119 (Bliss & Laughlin, LLC), and 01-51120 (RTI Capital Corp.). The Chapter 11 cases will be jointly administered for procedural purposes only, under case Number 01-51117. Each of these entities will continue to operate its business and manage its property as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Chapter 11 filings, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors are not subject to the automatic stay.

Other. The Company is involved in various legal proceedings, including environmental proceedings with governmental authorities, personal injury and product liability litigation and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment and pursuant to collective bargaining agreements. Except those environmental proceedings described above under "Item 1.-Business-Environmental Matters," the Company does not believe that any proceedings, either individually or in the aggregate, will have a material adverse effect on its business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

None

ITEM 6. SELECTED FINANCIAL DATA (1)

                                          (in thousands of dollars)
                                         The Company - Consolidated                     The Predecessor - Combined
                                     ----------------------------- -----------------------------------------------------------------


                                      Year Ended    Period from     Period from
                                     December 31,   August 13,      January 1,   Year Ended    Year Ended    Three      Year Ended
                                         2000         1999 to         1999 to   December 31,  December 31,   Months     September
                                                   December 31,     August 12,      1998           1997       Ended       30, 1996
                                                       1999            1999                                December 28,
                                                                                                             1996
                                     -----------------------------------------------------------------------------------------------

Net sales                              $1,265,401       $527,580     $ 525,326   $  484,864    $ 250,131     $ 41,450      $79,462

Operating loss                           (152,440)      (137,273)      (70,648)     (70,333)     (21,312)      (8,702)     (31,460)

Net loss from continuing Operations      (270,403)      (183,024)     (114,913)    (113,558)     (44,823)     (13,525)     (41,419)

Net loss before extraordinary Item       (287,234)      (189,402)     (114,913)    (113,558)     (44,823)     (13,525)     (41,419)

Extraordinary item                             --        (23,874)           --           --           --           --       (2,214)

Net loss                                 (287,234)      (213,276)     (114,913)    (113,558)     (44,823)     (13,525)     (43,633)

Total assets(2)                         1,197,084      1,415,257     1,047,760      888,065      205,678      206,287      200,979

Long-term debt(2)                         502,254        481,062       589,228      422,483      130,741      132,093      132,426

Redeemable members'
     interest/preferred stock(2)            3,800          5,500         5,500        5,500        5,500        5,500        5,500


(1) In 1999, the Company changed its fiscal year to a calendar year ending on December 31 from a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. For comparative purposes fiscal years 1998 and 1997 are being presented as ending on December 31, 1998 and 1997, respectively. The three month period ending December 28, 1996 bridges the gap between the Predecessor's old and new fiscal year-ends.

(2)      Balance sheet balances at August 12, 1999 are unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 2, 2001, Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division. Subsequent to the Petition Date, the Company is operating as a debtor-in-possession.

GENERAL
The Company is the largest producer of SBQ steel products in the United States with a market share of approximately 23%, based on 2000 calendar year shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS
The consolidated/combined results of operations include BarTech for all periods presented, Republic since its acquisition date of September 8, 1998 and USS/Kobe since its acquisition date of August 13, 1999. Accordingly, prior period results are not comparable with the current periods

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999
Net sales for the year ended December 31, 2000 totaled $1,265.4 million on shipments of approximately 2,525,194 net tons compared with net sales of $1,052.9 million for the year ended December 31, 1999 on shipments of approximately 1,878,000 net tons. Net sales for the year ended December 31, 2000 were comprised of $984.8 million for hot-rolled and $280.6 million for cold-finished, compared with hot-rolled net sales of $727.8 million and cold-finished net sales of $325.1 million for the year ended December 31, 1999. After giving consideration to the timing of the Combination and the coincident acquisition of USS/Kobe on August 13, 1999, on a comparable basis, weak demand in the automotive and service center markets during the third and fourth quarters of 2000 was responsible for the lower hot roll and cold finish bar shipping levels. The less value-added semi-finished sales increased in 2000. This change in product mix resulted in lower average sales revenues per ton of shipments versus the prior year.

Cost of sales totaled $1,140.8 million, or 90.1% of net sales, for the year ended December 31, 2000 compared with cost of sales of $1,048.8 million, or 99.6% of net sales, for the year ended December 31, 1999. Cost of sales for the year ended December 31, 2000 consisted of $885.9 million on hot-rolled products and $254.9 million on cold-finished products compared with $822.9 million on hot-rolled products and $225.9 million on cold-finished products for the year ended December 31, 1999. The decrease in cost of sales as a percentage of sales was primarily due to the efficiencies of operating the combined operations for a full year. Savings also resulted from idling the ingot process in Canton in the latter part of 1999 and the Johnstown plant shutdown in August of 2000.

Selling, general and administrative expenses were $54.7 million, or 4.3% of net sales, for the year ended December 31, 2000 compared with $82.5 million, or 7.8% of net sales, for the year ended December 31, 1999. The reduction in selling, general and administrative expenses as a percentage of net sales was due to non-recurring costs related to the combination of companies and the elimination of redundant positions in 2000.

Depreciation and amortization expense was $61.5 million for the year ended December 31, 2000 compared with $42.4 million for the year ended December 31, 1999. This resulted from the fact that the depreciation for property and equipment related to the Lorain plant was not included for the period from January 1, 1999 to August 12, 1999, as this was prior to the date of the Combination.

Workforce reduction charges were $0.8 million for the year ended December 31, 2000 compared with $77.2 million for the year ended December 31, 1999. The decrease in workforce reduction charges resulted from fewer Early Retirement Buyouts ("ERBs") during 2000.

During 2000, the Company shutdown two of its production facilities; the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility, and announced the shutdown of its Willimantic, Connecticut cold-finishing facility to occur during 2001. The Johnstown facility closed in August 2000, and the Canton 12" facility closed in October of 2000. These actions were undertaken in an attempt to reduce costs and improve efficiency. As a result of these actions, the Company recorded restructuring charges of $74.6 million during the year.

During the fourth quarter of 2000, the Company recognized a non-cash impairment charge of $79.6 million related to the write-off of its unamortized goodwill balance. The industry-wide market conditions and the Company's high level of indebtedness following the Combination have adversely impacted operations and the Company's ability to implement its consolidation plan. These factors have lead to the need to significantly revise the Company's operating plan and related financial forecast. Based on the Company's current capital structure, the revised operating plan and corresponding anticipated future operating cash flows less anticipated capital expenditures are expected to be insufficient to recover the unamortized goodwill balance. Accordingly, the carrying value of the Company's goodwill balance has been reduced to zero.

Net interest expense was $117.5 million for the year ended December 31, 2000 compared with $89.2 million for the year ended December 31, 1999. The increase was primarily due to higher average borrowings outstanding following the completion of the Combination.

The provision for income taxes for the years ended December 31, 2000 and 1999 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC.

For the year ended December 31, 1999, the Company also recorded an extraordinary loss of $23.9 million from the early extinguishment of debt. This loss arose from the repayment of certain debt in connection with the completion of the Combination.

As a result, the Company reported a net loss of $287.2 million for the year ended December 31, 2000 compared with a net loss of $328.2 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998
Net sales for the year ended December 31, 1999 totaled $1,052.9 million on shipments of approximately 1,878,000 net tons compared with net sales of $484.9 million for the year ended December 31, 1998 on shipments of approximately 833,000 net tons. Net sales for the year ended December 31, 1999 were comprised of $727.8 million for hot-rolled and $325.1 million for cold-finished, compared with hot-rolled net sales of $258.8 million and cold-finished net sales of $226.1 million for the year ended December 31, 1998. The decrease in net selling value per ton in the current year period is the result of a change in the product mix toward lower value products combined with an overall decrease in selling prices for both hot-rolled and cold-finished products as the Company initiated efforts to reduce excess inventory levels.

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

Cost of sales totaled $1,048.8 million, or 99.6% of net sales, for the year ended December 31, 1999 compared with cost of sales of $483.9 million, or 99.8% of net sales, for the year ended December 31, 1998. Cost of sales for the year ended December 31, 1999 consisted of $822.9 million on hot-rolled products and $225.9 million on cold-finished products compared with $269.8 million on hot-rolled products and $214.1 million on cold-finished products for the year ended December 31, 1998. The increase in cost of sales as a percentage of sales was primarily generated by a loss on contracts of approximately $13.6 million and a $7.9 million write-down in inventory following a reassessment of inventories subsequent to the Combination. This was partially offset by a decrease in raw material prices.

Selling, general and administrative expenses were $82.5 million, or 7.8% of net sales, for the year ended December 31, 1999 compared with $38.0 million, or 7.8% of net sales, for the year ended December 31, 1998. There was no change in selling, general and administrative expenses as a percentage of net sales primarily because benefits derived from the combination of the selling, general and administrative functions following the Combination were offset by expenses incurred in the current year in relation to the Combination.

Depreciation and amortization expense was $42.4 million for the year ended December 31, 1999 compared with $16.1 million for the year ended December 31, 1998. Approximately $22.8 million of the $26.3 million increase in depreciation and amortization expense was due to an increase in fixed assets as a result of the Combination.

Workforce reduction charges were $77.2 million for the year ended December 31, 1999 compared with $18.7 million for the year ended December 31, 1998. The increase in workforce reduction charges resulted from 549 voluntary Early Retirement Buyouts ("ERB's") being accepted during 1999 as compared to 200 ERB's in 1998. Through December 31, 1999, 749 voluntary ERB packages had been accepted.

The Company had other expense, net of $7.1 million for the year ended December 31, 1999 compared with other income of $2.9 million for the year ended December 31, 1998. The current year expense primarily consists of bad debt provisions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its revolving credit facility. Subsequent to the Petition Date, sources of liquidity also include its debtor-in-possession facility, which is provided by the same group of banks that provided the revolving credit facility.

The Company's primary liquidity needs prior to the Petition Date relate to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members.

Financial Restructuring
-----------------------

On July 17, 2000, the Company underwent a financial restructuring
("Restructuring") to improve its liquidity position and to assist in making the semiannual interest payment on its senior secured notes. The Restructuring consisted of the following four components:

1) Several of the Company's direct and indirect equity investors made secured loans aggregating approximately $30.0 million to Republic Technologies International, LLC. In exchange for these loans, the lenders received notes of $30.0 million aggregate principal amount and warrants to purchase an aggregate of 15.0 million shares of Class D common stock, par value $0.001 per share of the Parent Company. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1, beginning in 2006 and continuing thru 2010, or earlier if the lenders consent.
2) The PBGC agreed to defer approximately $46.0 million of payments due under the original memorandum of understanding between the Company and the PBGC in 2000 and 2001, to the years 2002 and 2003. The deferred amount is due in eight equal quarterly installments starting on January 1, 2002.
3) USX agreed to further defer $30.0 million in payables deferred at the time of the Combination. These payables, which were originally due in July 2001, were deferred to July 2003 with the same terms.
4) The Company restructured its revolving credit facility with Fleet National Bank (formerly known as BankBoston, N.A.) which permitted the new subordinated debt mentioned above, as follows:
           a. The cap on the amount to be borrowed against the Canton bloom and rolling facility was reduced from $125.0 million to $92.0 million, with the reduction in the eligible fixed asset cap being deferred until March 2002, with subsequent decreases of $7.5 million per quarter until July 2004;
           b. The commitment cap was reduced from $425.0 million to $395.0 million, with subsequent reductions through January 1, 2002;
           c.     The reserve of $50.0 million was eliminated;
           d. A minimum liquidity requirement of $3.0 million was established;
           e.     Minimum EBITDA requirements were established through June
                  2004;
           f. Capital expenditure caps were revised for fiscal years 2000 through 2004.

On October 6, 2000, Bethlehem Steel Corporation and the Parent Company arranged for the deferral of the redemption of $5.5 million Cumulative Preferred Stock, issued by the Parent Company. The original redemption date was September 26, 2000. On September 29, 2000, the Company redeemed $.5 million of Class A Members' Interest so that the Parent Company could redeem the same amount of Cumulative Preferred Stock. The Company as of December 31, 2000 redeemed an additional $1.2 million of Class A Member's Interest. The parties previously acknowledged that the redemption would be made in installments during 2001, $0.1 million of which was made prior to the Petition Date. Since filing under Chapter 11, no shares have been redeemed.

PBGC Obligations
----------------

In connection with the Combination, Republic Technologies International, LLC agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million,

$66.5 million has been funded through April 2001. Republic Technologies International, LLC, under the terms of the current amended PBGC agreement, was required to make quarterly contributions in accordance with the following schedule: $2.0 million per quarter for the next two payments, $14.8 million per quarter for the next three payments, and $14.2 million per quarter for the next four payments, and one final quarterly payment of $6.3 million. These funding levels are subject to the outcome of the Chapter 11 proceedings. In addition, pursuant to the Company's consolidation plan, Republic Technologies International, LLC was to offer a combination of early retirement buyout packages to its employees. The actual cost of the early retirement buyout packages and voluntary retirement plans will depend on the outcome of the Chapter 11 proceedings and the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

In addition, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, the Company agreed with the PBGC to maintain a specified level of funding based on statutory funding requirements. The contributions were to be made as follows: for the year 2001, an amount necessary to avoid an accumulated funding deficiency plus $6 million , an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. Beginning with 2004, the Company was to make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, the Company has provided the PBGC with a $5 million letter of credit. The Company currently estimates that approximately $52.2 million of fundings will be required to obtain the December 31, 2004 required balance. These funding levels are also subject to the outcome of the Chapter 11 proceedings.

Capital Expenditures
--------------------

The Company invested $13.1 million in capital expenditures during the year 2000. The amendment of the Company's revolving credit facility, another component of the Restructuring, limited capital expenditures to $19.0 million in 2000, $24 million in 2001, $27 million in 2002, $33.5 million in 2003 and $23.0 million in 2004. The Company's debtor-in-possession facility limits capital expenditures to $29.0 million in 2001 and $30.2 million in 2002. The Company's four-year consolidation plan originally contemplated construction of a new large bar mill which management estimates would cost approximately $90 million. The plan to construct this facility is currently under review and subject to the outcome of the Chapter 11 proceedings. Additionally, under the terms of the amended revolving credit facility the Company was permitted to obtain off-balance sheet financing of up to $66 million for three other capital projects, none of which were completed prior to the Petition Date. This provision was not part of the debtor-in-possession facility.

Debt Service Requirements
-------------------------

The Company has obtained a debtor-in-possession credit facility, however, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facility and the ability to obtain other financing. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate.

The following are descriptions of the Company's debt service requirements prior to the Petition Date. The accrual and payment of interest on debt facilities, other than the debtor-in-possession facility, has been suspended subsequent to the Petition Date. All such debt service requirements are subject to the outcome of the Chapter 11 proceedings.

In connection with the Restructuring mentioned above, on July 17, 2000, several equity investors made loans of approximately $30 million in aggregate principal amounts to Republic Technologies. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock, par value $0.001 per share, of the Parent Company. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1, beginning in 2006 and continuing thru 2010, or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton bloom and rolling facility.

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

As a result of the Combination and the other transactions, the Company and Republic Technologies have significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes require semi-annual interest payments on January 15 and July 15 every year until they mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loans under the revolving credit facility require periodic payments of interest and mature on August 13, 2004. The revolving credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrence of permitted indebtedness. Additionally, the amendment of the revolving credit facility, as discussed above, establishes minimum requirements for EBITDA and liquidity.

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

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the Canton bloom and rolling facilities and Cartersville, Georgia cold-finishing facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the revolving credit facility, on the equity interests of Republic Technologies and its restricted subsidiaries. This collateral is subject to release without substitution under a limited number of circumstances. Borrowings under the revolving credit facility are secured by a first priority perfected security interest in (1) the equity interests of Republic Technologies and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts receivable, inventory, intellectual property and related assets of Republic Technologies and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the bloom and rolling facility, including the related melt shop.

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

Tax Distributions
-----------------

The Company and Republic Technologies are limited liability companies that are expected to be treated as a partnership for income tax purposes and accordingly are not an income taxpaying entity. However, pursuant to the limited liability company agreement of the Company's parent, the Company's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in Republic Technologies, Inc. To the extent the Company's parent is required to make these tax distributions, Republic Technologies will be required to make equivalent cash distributions to the Company. However, the Company believes that certain of its parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company's parent and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot make any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

Republic and USS/Kobe participated in Enterprise Zone Agreements granting abatements from certain Ohio real and personal property taxes. USS/Kobe was party to three 10 year agreements with a municipal subdivision (City of Lorain) granting USS/Kobe a 50% abatement of taxes on specified investment in real property, equipment and inventory, conditioned upon the company's best efforts to maintain certain employment levels, subject to certain exceptions. The reduction in taxes under these agreements amounted to approximately $2.9 and $2.5 million in 2000 and 1999, respectively. Republic was party to a 10 year agreement with a municipal subdivision (Canton Township) granting Republic a 75% abatement of Ohio personal property taxes on certain investments in new equipment. The reduction in taxes under the terms of this agreement amounted to approximately $1.6 and $1.2 million in 2000 and 1999, respectively.

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

The Company's lower than expected sales in 2000 caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

During 2000, management sought to improve the Company's liquidity position by taking a number of actions including increasing spot prices, reducing administrative staff, implementing cost cutting programs, reducing inventories, and closing operations. The Company closed operations at the Johnstown melt facility and the Canton 12" rolling facility during 2000, and in the fourth quarter, announced plans to close its Baltimore, Maryland Specialty Steel facility. The Company has announced plans to close its Willimantic cold-finishing plant in 2001. In addition, the Company reduced its planned capital expenditures from $48.0 to $13.1 million for the year 2001, obtained deferrals of approximately $46.0 million of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003, obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 of committed environmental expenditures until 2001, restructured the Company`s revolving credit facility, and obtained a deferral from Bethlehem Steel Company on the redemption of Cumulative Preferred Stock issued by Bar Tech and currently an obligation of Republic Technologies. Additionally, on July 17, 2000, Republic Technologies received approximately $30.0 million aggregate principal amount of loans made from certain of its direct and indirect equity investors in exchange for notes of Republic Technologies and warrants to purchase Class D common stock of Republic Technologies International, Inc.

Notwithstanding these actions, on April 2, 2001, the Company and the majority of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court.

Although the Company has obtained a debtor-in-possession credit facility, the Company may need to obtain additional financing to meet its cash flow requirements. Restrictive covenants included in the debtor-in-possession credit facility and oversight by the Bankruptcy Court limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective December 31, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Accordingly, freight charges on shipments to customers are now classified as cost of goods sold, whereas previously they were classified as an offset to sales. All prior year amounts have been reclassified to conform to the current presentation.

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998, and in June 2000, issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", which will now be effective for financial statements for all quarters of all years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material effect on the Company's results of operations or financial position.

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

The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $6.4 million. The Company believes that costs in relation to remediation related to historical waste disposal practices are likely to be in the range of $15.4 million to $25.1 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed in
Item 1 - "Business", was approximately $19.6 million as of December 31, 2000. Except as noted in Item 1 - "Business", the Company is not otherwise aware of any significant environmental compliance and remediation costs for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance. For further information on environmental matters see Item 1 - "Business".

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in interest rates with respect to certain of its long-term debt. The table below presents principal cash flows and weighted average interest rates of the Company's long-term debt at December 31, 2000 by expected maturity dates as well as the respective fair value amounts.

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

(in millions)             2001       2002         2003       2004      2005     Thereafter      Total     Fair Value
                        --------- ----------- ------------- -------- --------- -------------- ----------- ------------
Fixed:
  Senior Notes                                                                      $425.0      $425.0        $44.6
  Interest rate                                                                      13.75%

  Revenue Bonds:
     Solid Waste
           Revenue
            Series 1996                                                             $ 53.7      $ 53.7        $ 5.9
     Interest rate                                                                    9.00%

     Solid Waste
           Revenue
           Series 1994                                                              $ 20.2      $ 20.2        $ 2.2
     Interest rate                                                                    8.25%

  All other                $ 2.3        $2.4          $2.0     $1.3      $1.3        $36.0      $ 45.3        $45.3
  Average
     interest rates         4.86%       4.89%         4.50%    3.00%     3.00%        8.29%

Variable                   $ 9.0                                                     $ 8.4       $17.4        $17.4
  Average rates               (1)         (1)           (1)      (1)       (1)          (1)         (1)          (1)


(1) - At variable Prime, LIBOR or other money market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, there were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Company's accountants would have caused it to make reference to such disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors as of March 31, 2001 are as follows:

Name:                             Age:         Position:

Joseph F. Lapinsky                51           Chief Executive Officer, President, Chief Operating
                                               Officer and Director
John G. Asimou                    55           Executive Vice President and General Manager,
                                               Cold-Finished Bar Operations
Stephen Graham                    44           Executive Vice President and Chief Financial Officer
James T. Thielens, Jr.            42           Vice President, Commercial, Hot Rolled Bar
Charles T. Cochran                46           Vice President, Commercial, Cold Finished Bar
Noel J. Huettich                  55           Vice President, Hot Rolled Bar Operations
Joseph Kaczka                     53           Vice President, Finance and Controller
John B. George                    54           Vice President, Finance, Treasurer and Secretary
Richard C. Lappin                 56           Chairman and Director
Robert Friedman                   57           Director
David Blitzer                     31           Director
Lynn R. Williams                  76           Director
John Connelly                     54           Director
Albert E. Ferrara, Jr.            52           Director

JOSEPH F. LAPINSKY has over 27 years of experience in the steel industry and became President and Chief Operating Officer of BarTech and Republic in October 1998. Mr. Lapinsky also became a director of Republic at that time. Mr. Lapinsky became Chief Executive Officer and a director of RTI in February 2000. Mr. Lapinsky served as a corporate Vice President and President of Republic's Hot Rolled Bar Division from January 1997 to September 1998. Prior to that time he served as General Manager of Republic's hot-rolled bar operations from September 1995 to January 1997. Prior to that time he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991.

JOHN G. ASIMOU has over 32 years of experience in the steel industry and became Executive Vice President and General Manager, Cold Finished Bar Division for Republic and BarTech in October 1998. Mr. Asimou served as Executive Vice President of Technology and Development of the Company from August 1996 until September 1998. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various SBQ bar and rod assignments for United States Steel Corporation, a fully integrated steel producer.

STEPHEN GRAHAM became Executive Vice President and Chief Financial Officer in February 2000. From 1997 to February 2000, Mr. Graham served as Vice President, Finance/Chief Financial Officer of Dura Automotive Systems, Inc., an international automotive systems supplier. He also held positions as Chief Financial Officer for Cambridge Industries, Inc., a plastics manufacturer, from 1996 - 1997, and as Vice President, Finance/Chief Financial Officer for Truck Components, an automotive and industrial components manufacturer, from 1994 - 1996.

JAMES T. THIELENS, JR. has over 20 years of experience in the steel industry and became Vice President, Commercial; Hot Rolled Bar Division for BarTech and Republic in October 1998. Mr. Thielens served as Vice President, Sales and Marketing, of Republic's Hot Rolled Bar Division from March 1997 until September 1998. He served as General Manager of Marketing for Republic from March 1995 to March 1997 and as a Regional Sales Manager of Republic's Bar Products Division from April 1994 to March 1995. Prior to that time he held various sales and marketing positions at Republic since its formation in 1989.

CHARLES T. COCHRAN has over 24 years of experience in the steel industry and became Vice President, Commercial, Cold Finished Bar Division for BarTech and Republic October 1998. Mr. Cochran served as Vice President, Sales and Marketing, of Republic's Cold Finished Bar Division from January 1997 to September 1998. He served as Vice President, Sales and Marketing of Republic's Bar Products Division from January 1995 to January 1997. From May 1994 to January 1995 he was Republic's General Manager, Cold Finished Bar Division. Prior to that time he held various regional sales positions at Republic since its formation in 1989.

NOEL J. HUETTICH has over 30 years of experience in the steel industry and became Vice President, Hot Rolled Bar Operations for Republic Technologies International in November 2000. Prior to this appointment, Mr. Huettich was the general manager for the Lorain plant, after having served as manager for both the Canton and Massillon facilities. In his 29 years at Republic, Huettich has held positions of increasing responsibility including manager of process metallurgy, manager of the Canton No. 4 melt shop and manager of the Canton Bloom Cast facility, where he was part of the successful start-up.

JOSEPH KACZKA became Vice President of Finance and Controller for RTI in September 1999. Mr. Kaczka joined RTI following over 31 years of service with USS/Kobe Steel Company and its predecessor companies. He most recently served as Treasurer and Controller for USS/Kobe Steel Company, which he had held since 1997. From 1995 through 1997, Mr. Kaczka held the position of Treasurer for USS/Kobe Steel Company and from 1989 through 1995 he served as Controller for USS/Kobe Steel Company. Prior to 1989, he held various positions at USX locations in Pennsylvania, Alabama and Ohio.

JOHN B. GEORGE has over 31 years of experience in the steel industry and became Vice President of Finance and Treasurer for BarTech and Republic in October 1998. He was also appointed Secretary in December 1998. Prior to joining the Company, Mr. George previously served as Treasurer of Republic Engineered Steels, Inc., since April 1991. From November 1989 to April 1991, he was Assistant Treasurer for Republic Engineered Steels, Inc.

RICHARD C. LAPPIN became a director of Republic in January 1999. Mr. Lappin became Chairman of the Board of RTI, Inc. in November 1999. Mr. Lappin is a Senior Managing Director of The Blackstone Group, L.P., with which he has been associated since 1999. Prior to this time, Mr. Lappin served as President of Farley Industries, which included West-Point Pepperell, Inc., Acme Boot Company, Inc., Tool and Engineering Inc., Magnus Metals, Inc. and Fruit of the Loom Inc. Mr. Lappin is also a director of American Axle & Manufacturing Inc., Clark Refining Holdings, Inc., Collins & Aikman Corporation and Prime Succession, Inc.

ROBERT FRIEDMAN has been a Senior Managing Director of The Blackstone Group, L.P. since March 1999. From 1975 to March 1999, Mr. Friedman was a partner with the law firm of Simpson Thatcher & Bartlett. Mr. Friedman is also a director of American Axle & Manufacturing Inc., Clark Refining Holdings, Inc. and Corp. Group.

LYNN R. WILLIAMS has been retired since 1994. From 1983 until his retirement, Mr. Williams served as President of the USWA.

JOHN J. CONNELLY has over 31 years experience in the steel industry and became Vice President, Business Development and Long Range Planning for U.S. Steel Group a unit of USX Corporation in January 2001. Mr. Connelly was elected president of USSI in July 1989, a position he held until November 1999. In October 1994 he was named Vice President - International Business for the U.S. Steel Group and served as president of USX Engineers and Consultants, Inc. from October 1994 to September 1996. In December 1999, Mr. Connelly was named as Vice President long-range planning and international business.

ALBERT E. FERRARA, JR. has served as vice President - Strategic Planning of USX since 1997. From 1994 to 1997, Mr. Ferrara served as the President of USX Realty Development, an affiliate of USX.

DAVID BLITZER was elected as a director of Republic in September 1998. Mr. Blitzer is a Senior Managing Director of the Blackstone Group, L.P., which he joined in 1991. He also currently serves on the board of directors of Haynes International, Inc., Imperial Home Decor Group, Inc., Volume Services America, Inc. and Volume Services, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal years ended December 31, 2000, 1999, and 1998, the compensation paid by the Company and its affiliates to its Chief Executive Officer and each of its three most highly compensated executive officers:

-------------------------------------------------------------------------------------------------------------
                                                                                               ALL OTHER
        NAME AND PRINCIPLE POSITION            YEAR            SALARY($)         BONUS($)     COMPENSATION
                                                                                                 ($)(b)
-------------------------------------------------------------------------------------------------------------
Joseph F. Lapinsky                             2000            $394,145          $125,000            $29,023
Chief Executive Officer, President & Chief     1999            $275,000           $36,675             $2,640
Operating Officer (a)                          1998            $229,160       (c)$363,075                N/A
-------------------------------------------------------------------------------------------------------------
Thomas N. Tyrrell                              2000             $66,667          $187,500           $735,448
Former Chief Executive Officer (a)             1999            $400,000           $75,000             $3,840
                                               1998            $367,000          $175,000             $4,620
-------------------------------------------------------------------------------------------------------------
John G. Asimou                                 2000            $225,346           $93,750             $3,619
Executive Vice President and General           1999            $225,000           $52,500             $2,160
Manager, Cold Finished Bar Division            1998            $191,250           $87,500             $2,525
-------------------------------------------------------------------------------------------------------------
Stephen Graham                                 2000            $230,000        (d)$20,000            $33,431
Executive Vice President & Chief Financial     1999                 N/A               N/A                N/A
Officer (a)                                    1998                 N/A               N/A                N/A
-------------------------------------------------------------------------------------------------------------
Charles T. Cochran                             2000            $160,246           $31,250            $10,341
Vice President, Commercial-Cold Finished       1999            $160,000           $25,825             $8,220
                                               1998            $156,244           $89,745            $13,529
-------------------------------------------------------------------------------------------------------------
John B. George                                 2000            $145,462           $43,750             $7,457
Vice President, Finance and Treasurer          1999            $145,000           $18,375            $18,366
                                               1998            $117,327           $32,295            $10,094
-------------------------------------------------------------------------------------------------------------

(a) Mr. Tyrrell resigned from the Company in February 2000. Mr. Lapinsky was named Chief Executive Officer at that time.

         Mr. Graham joined the Company in February 2000.
(b) The amounts set forth in this column for Messrs. Lapinsky and Asimou include amounts of annual premiums paid by the Company under group term life insurance for such officers. The life insurance carries a maximum value of four times base salary for Mr. Lapinsky (beginning in 2000), and two times base salary for each other officer (and for Mr. Lapinsky in 1999), and has no cash surrender value. This column also includes severance received by Mr. Tyrrell who is no longer employed by Republic Technologies International, LLC.
(c) In fiscal 1998, Mr. Lapinsky received a retention bonus of $83,075 and signing bonuses totaling $280,000 upon assuming his new positions with Bar Tech and Republic.
(d) Mr. Graham received a bonus of $20,000 in 2000 in conjunction with his hiring.

EMPLOYMENT AGREEMENTS

Mr. Lapinsky entered into an employment agreement effective in March 2000. This agreement will continue in effect until December 31, 2004, unless either Mr. Lapinsky or the Company gives written notice of termination no later than September 30, 2001. If no such notice is given, the agreement automatically extends for an additional 12-month period ending December 31, subject to additional annual extentions. The annual base salary specified in Mr. Lapinsky's contract is currently $495,000, as well as, an annual increase based on performance. Mr. Lapinsky was also entitled to receive an annual bonus, which will be no less than $150,000.

Mr. Graham entered into an employment agreement with Republic Technologies International effective January 10, 2000. The employment agreement for Mr. Graham will continue until September 30, 2000, and will renew annually thereafter each October 1st for one-year renewal terms unless terminated by Mr. Graham, or the Company at least 90 days prior to the expiration date. The annual base salary of Mr. Graham is currently $230,000 with a provision for an annual increase based on performance. Mr. Graham was also entitled to receive an annual bonus, which will be no less than $75,000 for 2000.

Mr. Asimou entered into an employment agreement with BarTech and Republic effective October 1, 1998. This agreement will continue until September 30, 2001, and will renew annually thereafter each October 1st for one-year renewal terms unless terminated by Mr. Asimou, or the Company at least 90 days prior to the expiration date. The annual base salary for Mr. Asimou currently is $236,250, also the Employment Agreement provides for an annual increase based on performance. Mr. Asimou was entitled to receive an annual bonus, which would be no less than $75,000 for fiscal years 1999 and 2000.

As a result of signing the Employment Agreements, Mr. Asimou forfeited his rights to prior vested and unvested options to purchase common stock of the Company.

DIRECTORS' COMPENSATION AND CONSULTING ARRANGEMENTS

The Company's directors receive no remuneration for serving as directors. All directors are reimbursed for reasonable expenses incurred in attending director meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Republic Technologies is a limited liability company whose managing member is Republic Technologies International, Inc. A number of material arrangements relating to the voting or disposition of equity securities of Republic Technologies International, Inc. and Republic Technologies are included in an equityholders agreement, described under Item 13, "Certain Relationships and Related Party Transactions". Except as indicated below, the following table sets forth information as to the approximate beneficial ownership of the voting securities of Republic Technologies International, Inc. after the consummation of the Combination, assuming exercise of outstanding warrants, conversion of outstanding convertible preferred stock and exchange by USX and Kobe of their membership interests in the Company into Republic Technologies, Inc. common stock, by the following:

         -    owners of more than 5% of the outstanding equity;
         -    each of the Company's directors and named executive officers;
              and
         - all of the Company's executive officers and directors as a group.

The following table does not take into account options that are expected to be granted to management in the future. Blackstone has the right to appoint a majority of the directors of Republic Technologies International, Inc. for so long as it beneficially owns at least 25% of the fully diluted common stock of Republic Technologies International, Inc. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all equity interests shown as beneficially owned by them. Unless otherwise indicated below, the address for each of our beneficial owners is c/o Republic Technologies International Holdings, LLC, 3770 Embassy Parkway, Akron, Ohio 44333-8367.


                                                                                 OWNERSHIP OF REPUBLIC
                                                                                   TECHNOLOGIES, INC.
                                                                            ------------------------------
                                                                              NUMBER OF        PERCENTAGE
NAME                                                                          SHARES(#)         OWNED(%)
----                                                                          ----------        ---------
Blackstone Management Associates II L.L.C. ("BMA II")(1)(6)                  12,110,808            52.2%
 345 Park Avenue
  New York, New York 10154
Veritas Capital Management L.L.C. ("VCM")(2)                                  3,678,970            15.8%
  660 Madison Avenue
  New York, New York 10021
USX Corporation(3)                                                            3,989,457            17.2%
  600 Grant Street
  Pittsburgh, Pennsylvania 15219
Kobe Steel, Ltd.(4)                                                             927,790             4.0%
  10-26 Wakinohama Cho
  2 Chome Chuo-ku
  Kobe City Hyogo
FirstEnergy Services Corp.(5)                                                   429,478             1.9%
  76 South Main Street
  Akron, Ohio 44308
Joseph F. Lapinsky                                                                   --               --
Stephen Graham                                                                       --               --
John B. George                                                                       --               --
Richard C. Lappin(1)(6)                                                      12,110,808            52.2%
Robert Friedman(1)(6)                                                        12,110,808            52.2%
David Blitzer(1)(6)                                                          12,110,808            52.2%
Lynn R. Williams                                                                     --               --
Albert E. Ferrara, Jr.                                                               --               --
John Connelly                                                                        --               --
R. Jeffrey Pollock                                                                   --               --
All directors and named executive officers as a group (23 persons)(6)        15,789,778            68.0%

(1) BMA II's beneficial ownership interest in the Company is held indirectly through Republic Technologies, Inc. BMA II beneficially owns all of the 536,829 outstanding shares of Class B common stock of Republic Technologies, Inc., 393,701, or approximately 73.3%, of the total 536,865 outstanding shares of Class C common stock of Republic Technologies, Inc. and 2,147,388, or approximately 67.3%, of the total 3,191,637 outstanding shares of Class D common stock of Republic Technologies, Inc. Of BMA II's Class B common stock, 423,132 shares are held directly by BRW Steel Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connections with the initial formation of BarTech, and 113,697 shares are held by BRW Steel Offshore Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Blackstone and Veritas in connection with Blackstone's initial investment in BarTech. Blackstone, a Delaware limited partnership for which BMA II is the sole general partner, is the Class B general partner of BRW Steel Holdings, and pursuant to the limited partnership agreement of BRW Steel Holdings exercises all voting and dispositive powers with respect to the Class B common stock held by BRW Steel Holdings. BMA II controls the Class B general partners of BRW Steel Offshore Holdings, and pursuant to the limited partnership of BRW Steel Offshore Holdings, exercises all voting and dispositive powers with respect to the Class B common stock held by BRW Steel Offshore Holdings. Accordingly, because BMA II has voting and dispositive control with respect to all of the shares of Class B common stock held by these partnerships, it may be deemed to beneficially own these shares. The shares of Class C and Class D common stock beneficially owned by BMA II are held directly by Blackstone Capital Partners II Merchant Banking Fund, Blackstone Family Investment Partnership II L.P., Delaware limited partnerships for which BMA II is the sole general partner, and Blackstone Offshore Capital Partners II L.P., a Cayman Islands exempted limited partnership for which BMA II is the general partner with voting and dispositive power. Accordingly, BMA II may be deemed to beneficially own all of the shares of Class C and Class D common stock held by Blackstone Capital Partners II Merchant Banking Fund, Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II. Messers. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA II and control BMA II. Accordingly, they may be deemed to share beneficial ownership of the shares of Republic Technologies, Inc. held by BMA II, although they disclaim this beneficial ownership. In connection with the restructuring of July 2000, 15 million warrants, convertible to one share each of common stock were issued. BMA II owns 9,032,890 or approximately 60.2% of the total warrants.

(2) VCM's beneficial ownership interest in the Company is held indirectly through Republic Technologies, Inc. VCM beneficially owns 196,410, or approximately 66.5%, of the total 295,199 outstanding shares of Class A common stock of Republic Technologies, Inc. (which includes outstanding warrants for 91,609 shares of Class A common stock), 143,164, or approximately 26.7% of the total 536,865 outstanding shares of Class C common stock of Republic Technologies, Inc. and 732,878, or approximately 23.0%, of the total 3,191,637 outstanding shares of Class D common stock of Republic Technologies, Inc. Of VCM's Class A common stock, 154,811 shares are held directly by BRW Steel Holdings, L.P., a Delaware limited partnership initially organized by persons associated with VCM in connection with the initial formation of BarTech, and 41,599 shares are held by BRW Steel Offshore Holdings, L.P., a Delaware limited partnership initially organized by persons associated with Blackstone and Veritas in connection with Blackstone's initial investment in BarTech. BRW Partners, Inc., a Delaware corporation controlled by the principals of VCM, is the Class A general partner of both BRW Steel Holdings and BRW Steel Offshore Holdings, and pursuant to the limited partnership agreements of these partnerships, exercises all voting and dispositive powers with respect to the Class A common stock held by these partnerships. Accordingly, because VCM has voting and dispositive control with respect to all of the shares of Class A common stock held by these partnerships, it may be deemed to beneficially own these shares. The shares of Class C common stock beneficially owned by VCM are held directly by BRW Steel Holdings II, L.P., a Delaware limited partnership, and Veritas Capital, L.L.C. and KDJ, L.L.C., each Delaware limited liability companies. The general partner of BRW Steel Holdings II is BRW Partners, L.L.C., a limited liability company controlled by VCM. Each of Veritas Capital and KDJ are also controlled by VCM. Accordingly, VCM may be deemed to beneficially own all of these shares of Class C common stock. The shares of Class D common stock beneficially owned by VCM are held directly by The Veritas Capital Fund, L.P., a Delaware limited partnership of which VCM controls the general partner with voting and dispositive power. Accordingly, VCM may be deemed to beneficially own all of the shares of Class D common stock held by The Veritas Capital Fund. The beneficial ownership number for VCM does not include .06% of the fully diluted common stock held by an investor that is related to, but not an affiliate of, VCM.

(3) USX's beneficial ownership interest in the Company is held directly by USX Republic Technologies Holdings, Inc., a Delaware corporation and an indirect subsidiary of USX. Under the equityholders agreement described under Item 13, "Certain Relationships and Related Party Transactions", USX may exchange its ownership interests in the Company for Class D common stock and warrants of Republic

     Technologies, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

(4) Kobe's beneficial ownership interest in the Company is held directly by Kobe Republic Technologies Holdings, Inc., a Delaware corporation and an indirect subsidiary of Kobe. Under the equityholders agreement described under Item 13, "Certain Relationships and Related Party Transactions", Kobe may exchange its ownership interests in the Company for Class D common stock and warrants of Republic Technologies, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

(5) In connection with the consummation of the Transactions, FirstEnergy or its affiliate purchased 30 thousand shares of the Class C Convertible Preferred Stock of Republic Technologies, Inc., which shares are immediately convertible, at the option of FirstEnergy, into the indicated number of shares of Republic Technologies, Inc. common stock beneficially owned by FirstEnergy. The conversion of FirstEnergy's shares has been assumed in the table above.

(6) Messrs. Lappin, Friedman and Blitzer are affiliated with Blackstone in the capacities described under Item 10, "Directors and Executive Officers". Messrs. Lappin, Friedman and Blitzer disclaim beneficial ownership of any equity of the Company or Republic Technologies, Inc. beneficially owned by BMA II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

MASTER RESTRUCTURING AGREEMENT

The Combination was effected pursuant to a master restructuring agreement entered into among Republic Technologies International, Inc., the Company, Republic Technologies International, LLC, Blackstone, Veritas, USX, Kobe and various of their affiliates and related investors. The master restructuring agreement contains customary representations, warranties, covenants and indemnities. Indemnification claims under the master restructuring agreement are generally satisfied through adjustments to our owners' relative ownership interests.

EQUITYHOLDERS' AGREEMENT

The following are descriptions of the Company's equityholders' agreement prior to the Petition Date. All such agreements are subject to the outcome of the Chapter 11 proceedings.

In connection with the completion of the Combination, Republic Technologies International Inc., Blackstone, Veritas, USX, Kobe, FirstEnergy, various of their affiliates and other equityholders of Republic Technologies International, Inc. entered into an equityholders agreement regarding their ownership of the Company's equity and the common stock of Republic Technologies International Inc.

Election of Directors. The equityholders agreement provides that the parties will vote their shares of Republic Technologies International Inc. common stock to elect a board of directors that includes the following individuals:

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

Fundamental Matters. Until the third anniversary of an initial public offering of Republic Technologies International, Inc. common stock and provided that each of USX and Kobe maintains specified equity ownership levels, the consent of each of USX and Kobe is required for Republic Technologies International, Inc. to take specified actions, which, subject to various exceptions, include the following:

     - entering into or modifying specified types of material contracts between Republic Technologies International, Inc. and affiliates of Blackstone or Veritas;
     - issuing equity interests in Republic Technologies International, Inc. and its subsidiaries, other than specified allowances for management incentives, strategic transactions and an initial public offering;
     - incurring indebtedness other than pursuant to the Combination-related transactions, refinancings of indebtedness existing at the time of the Combination or otherwise permitted to be incurred by the equityholders agreement, indebtedness pursuant to undrawn commitments under existing credit facilities, and other incremental indebtedness not to exceed $500 million;
     - other than pursuant to Republic Technologies International, Inc.'s existing capital expenditures budget, making annual capital expenditures in excess of $50 million during the period ending August 13, 2004;
     - merging Republic Technologies International, Inc. with or into any other entity, or the acquisition of the capital stock or assets of any other person, subject to various exceptions; and
     - selling two-thirds or more of the consolidated assets of Republic Technologies International, Inc., subject to various exceptions.

In addition, USX and Kobe generally have the right in connection with an initial public offering of Republic Technologies International, Inc. common stock to purchase additional shares in the public offering to the extent necessary to maintain their ownership percentage.

Exchange Events. Each of the affiliates of USX and Kobe that initially hold interests in the Company have the right, subject to specified requirements, to exchange the interests then owned by it for shares of Class D common stock of Republic Technologies International, Inc. In addition, these parties are also entitled to receive in the exchange warrants designed to mitigate the dilutive effect of the warrants issued with the outstanding Senior Secured Notes issued by Republic Technologies and RTI Capital Corp. and other Republic Technologies International, Inc. warrants. If these exchanges are completed, Republic Technologies International, Inc. will own 100% of Holdings. Blackstone also generally may require these exchanges to occur upon an initial public offering of the common stock of Republic Technologies International, Inc.

Transfers of Common Stock. Unless an initial public offering of Republic Technologies International, Inc.'s common stock has occurred, transfers of common stock prior to August 13, 2004 require the consent of Blackstone, except for transfers:

          (1) to an affiliate,
          (2) pursuant to the "tag-along" provision discussed below,
          (3) pursuant to the "drag-along" provision discussed below,
          (4) after three years following the closing of the Combination, transfers subject to a right of first offer on the part of Blackstone and,
          (5) pursuant to the exercise of the registration rights discussed below.

The equityholders' agreement also provides that, without the prior consent of Blackstone, USX and Kobe may only transfer equity interests in the Company to each other or to Republic Technologies International, Inc.

Tag-Along Rights. The equityholders' agreement grants to the parties the right, subject to specified conditions, in connection with a proposed transfer of common stock by either Blackstone or Veritas, to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other parties, as applicable, at the same price and upon the same economic terms.

Drag-Along Rights. So long as Blackstone owns 31% or more of the outstanding common stock of Republic Technologies International, Inc. on a fully diluted basis, Blackstone has the right, subject to specified conditions, in connection with an offer by a third party to purchase all of the outstanding shares of common stock of Republic Technologies International, Inc. held by the parties, to require the other parties to transfer all shares owned by them to this third party at the same price and on the same economic terms as the offer accepted by Blackstone.

Registration Rights. The equityholders agreement gives Blackstone the right to "demand" that Republic Technologies International, Inc. register its shares under the federal securities laws on three separate occasions. The equityholders' agreement also grants three "demand" registrations to USX, three "demand" registrations to Kobe, one "demand" registration to FirstEnergy and, subject to conditions, three "demand" registrations to Veritas. The demand registration rights granted to USX, Kobe, FirstEnergy and Veritas may, with limited exceptions, generally only be exercised after an initial public offering of Republic Technologies International, Inc. common stock has occurred. In addition, the equityholders agreement grants "piggyback" registration rights to each of the equityholders each time Republic Technologies, Inc. files a registration statement in connection with a sale of common stock, except for registration statements relating to

         (1) shares underlying management options,
         (2) the offering contemplated by the new labor agreement with the United Steelworkers union or
         (3) an initial public offering consisting only of primary shares.

PAYMENT OF FEES AND EXPENSES

From April 1996 to August 13, 1999, Blackstone and Veritas received annual monitoring fees from BarTech equal to approximately $.9 million per year pursuant to a monitoring agreement. Under the terms of the monitoring agreement, Blackstone and Veritas provided management and financial monitoring services to BarTech. Blackstone and Veritas have split the monitoring fees paid evenly between them. Blackstone and Veritas have also been reimbursed by BarTech for their out-of-pocket expenses incurred in providing such services.

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

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed Blackstone, Veritas, USX and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4.0 million.

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

SALES TO AND AGREEMENTS WITH BLACKSTONE AFFILIATES

During the year ended December 31, 2000 and the year ended December 31, 1999, the Company had approximately $112.9 million and $97.8 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arms-length terms.

AGREEMENTS WITH USX, KOBE, FIRSTENERGY AND THEIR AFFILIATES

In connection with the Combination, the Company entered into the following agreements with USX, Kobe and FirstEnergy (another equity investor in the Company's parent) or their affiliates:

ROUND SUPPLY AGREEMENT
----------------------
The Company entered into a five-year supply agreement with USX and the new tubular steel company owned by USX, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular company also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular company is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold $184.6 million of seamless rounds to USX in the year ended December 31, 2000.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that Republic Technologies purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased $69.6 million worth of coke from USX in the year ended December 31, 2000.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased $93.5 million of iron ore pellets from USX in the year ended December 31, 2000.

TECHNOLOGY TRANSFER AGREEMENTS
------------------------------
The Company entered into technology transfer and related agreements with Kobe and one of its affiliates which provides the Company with a license to use various Kobe technology and requires Kobe to provide the Company with various technical assistance in return for annual payments to Kobe of approximately $1.0 million.

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

ENERGY MANAGEMENT AGREEMENT
---------------------------
In connection with the consummation of the Combination, the Company entered into an agreement with FirstEnergy under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, it is likely that much of the Company's energy purchasing requirements will eventually be filled by FirstEnergy. Also in connection with the consummation of the Combination, FirstEnergy purchased $30 million of the Series C convertible preferred stock of Republic Technologies International, Inc.

In connection with the Combination, the Company also entered into an agreement with the new tubular steel company owned by USX regarding the provision of various utilities and an agreement with USX regarding the provision of various transitional services. In addition, at the closing of the Combination, the Company entered into an agreement with USX regarding payment of certain payables owed by USS/KOBE Steel Company to USX.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) (1) The following consolidated/combined financial statements of the Company are included in a separate section of this report following the signature page:

                  Independent Auditors' Report

                  Consolidated/Combined Statements of Operations - For the Year Ended December 31, 2000, the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, and the Year Ended December 31, 1998

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated/Combined Statements of Members'
                  Interest/Stockholders' Deficit - For the Year Ended December 31, 1998, the Periods From January 1, 1999 to August 12, 1999 and August 13, 1999 to December 31, 1999, and the Year Ended December 31, 2000

                  Consolidated/Combined Statements of Cash Flows - For the Year Ended December 31, 2000, the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, and the Year Ended December 31, 1998

                  Notes to Consolidated/Combined Financial Statements - For the Year Ended December 31, 2000, the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, and the Year Ended December 31, 1998

(a) (2)  Financial Statement Schedule

                  The following consolidated/combined financial statement schedule of the Company is included in a separate section of this report following the signature page:

                           Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)  Exhibits

         Exhibit No.                        Description
         -----------                        -----------

         2.1* Master Restructuring Agreement, dated as of August 13, 1999, among Republic Technologies, Inc., RES Holding Corporation ("RES Holding"), Republic Engineered Steels, Inc ("Republic"), Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II"), Blackstone Offshore Capital Partners II L.P. ("BOCP II"), Blackstone Family Investment Partnership II L.P. ("BFIP II"), The Veritas Capital Fund L.P. ("Veritas Fund"), HVR Holdings, LLC ("HVR"), USX Corporation ("USX"), Kobe Steel, Ltd. ("Kobe"), Kobe Delaware Inc. ("Kobe Delaware"), USS Lorain Holding Company, Inc. ("USS Lorain"), USX Republic Technologies Holdings, Inc. ("USX Holdings"), Kobe/Lorain Inc. ("Kobe/Lorain"), Kobe Republic Technologies Holdings Inc. ("Kobe Holdings"), Republic

                             Technologies International, LLC, Lorain Tubular Company, LLC ("Lorain Tubular") and USS/Kobe Steel Company ("USS/Kobe SteelCo").

         3.1* Limited Liability Company Agreement of Republic Technologies International Holdings, LLC

         4.1* Indenture, dated as of August 13, 1999, Republic Technologies International, LLC, Republic Technologies Capital Corp. ("Republic Technologies CapCo."), Republic Technologies International, Inc. ("Republic Technologies, Inc."), Nimishillen & Tuscarawas, LLC ("N&T"), Bliss & Laughlin, LLC ("B&L"), Canadian Drawn Steel Company, Inc. ("CDSC"), and United States Trust Company of New York, as Trustee.

         4.2* Form of 13 3/4% Senior Secured Note due 2009, Series B (included in Exhibit 4.1)

         4.3* Notes Exchange and Registration Rights Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies CapCo, Republic Technologies, N&T, B&L, CDSC, Chase, DLJ and BBRS.

         4.4* Security Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies CapCo, Republic Technologies International Holdings, LLC, N&T, B&L, CDSC and the United States Trust Company of New York, as Collateral Agent.

         4.5* Form of Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of August 13, 1999, by Republic Technologies International, LLC, to United States Trust Company of New York, as Mortgagee.

         4.6* Master Pledge Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies CapCo, Republic Technologies International Holdings, LLC, N&T, B&L, CDSC and United States Trust Company of New York, as Collateral Agent.

         4.7* Amended and Restated Intercreditor and Subordination Agreement, dated as of August 13, 1999, among United States Trust Company of New York, as Collateral Agent, United States Trust Company of New York, as Trustee, the Pennsylvania Lenders (as defined therein), BankBoston, N.A., as Agent, Republic Technologies International, LLC, Republic Technologies International Holdings, LLC, Republic Technologies CapCo, N&T, B&L and CDSC.

         4.8* Pledge Intercreditor Agreement, dated as of August 13, 1999, among the Secured Parties (as defined therein) and United States Trust Company of New York, as Collateral Agent.

         10.1* Revolving Credit Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, BankBoston, N.A., as Administrative Agent and Co-Book Manager, Bank of America, N.A, as Syndication Manager and Co-Book Manager, The Chase Manhattan Bank , as Documentation Agent and Co-Book Manager, the Lending Institutions Named Therein, and BBRS and Bank of America, N.A., as Co-Arrangers.

         10.2* Security Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies International Holdings, LLC, Republic Technologies CapCo, N&T, B&L, CDSC and BankBoston, N.A.

         10.3* Trademark Collateral Security and Pledge Agreement, dated as of August 13, 1999, between Republic Technologies International, LLC and BankBoston, N.A.

         10.4* Patent Collateral Security and Pledge Agreement, dated as of August 13, 1999, between Republic Technologies International, LLC and BankBoston, N.A.

         10.5* Canadian Security Agreement, dated as of August 13, 1999, between CDSC and BankBoston, N.A.

         10.6* Assignment of Intellectual Property, dated as of August 13, 1999, by CDSC to BankBoston, N.A.

         10.7* Open-End Mortgage, Security Agreement, Assignment of Rents, Income and Proceeds, dated as of August 13, 1999, from Republic Technologies International, LLC to BankBoston, N.A.

         10.8* Amended and Restated Equityholders Agreement, dated as of August 13, 1999, among BCP II, BOCP II, BFIP II, Veritas Fund, Veritas Capital, LLC, KDJ, LLC, BRW Steel Holdings, L.P., BRW Steel Holdings II, L.P., BRW Steel Offshore Holdings, L.P., Republic Technologies International, LLC, Inc., RES Holding, Republic Technologies International Holdings, LLC, USX, USX Holdings, Kobe Delaware, Kobe, Kobe Holdings, HVR, Sumitomo Corporation of America, FirstEnergy Services Corp., Triumph Capital Investors II, L.P., TCI-II Investors, L.P., First Dominion Capital, LLC, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund, L.P., Shared Opportunity Fund IIB, LLC, Shared Opportunity Fund III, LLC, and the other equityholders named therein.

         10.9* Round Supply Agreement, dated as of August 13, 1999, between Republic Technologies International, LLC and USX.

         10.10* Master Energy Services and Supply Agreement, dated as of August 13, 1999, between Republic Technologies International, LLC and FirstEnergy Services Corp.

         10.11* Transition, Administration and Utilities Services Agreement, dated as of August 13, 1999, between Lorain Tubular and Republic Technologies International, LLC.

         10.12* Letter Agreement, dated August 13, 1999, among Republic Technologies International, LLC and USX.

         10.13* Letter Agreement, dated August 13, 1999, among Republic Technologies International, LLC, Lorain Tubular, Kobe and USX.

         10.14 Master Agreement dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown, Republic

                             Technologies International, LLC and BRW Steel Corporation-Johnstown. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.15 Amendment No. 1 to the Master Agreement dated September 21, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.16* Amendment No. 2 to the Master Agreement dated August 1999 among the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and Republic Technologies International, LLC.

         10.17 Economic Development Partnership Loan Agreement dated September 21, 1994, between the City of Johnstown and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.18 Economic Development Set-Aside Loan Agreement dated as of July 6, 1995, between the City of Johnstown and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.19 Economic Development Set-Aside Loan Agreement dated July 6, 1995, between the City of Johnstown and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.20 Section 108 Loan Agreement dated July 20, 1994, by and between the City of Johnstown, the County of Cambria and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.21 Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and Republic Technologies. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.22 Community Development Block Grant Loan Agreement dated November 3, 1995, between Cambria County and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

         10.23 BID Loan Agreement dated March 12, 1996, between Johnstown Industrial Development Corporation and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

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

         10.28 Loan Agreement dated as of June 1, 1996, between Republic Technologies International, LLC and the Authority. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

         10.29 Project Note dated October 1, 1994, by Republic Technologies International, LLC to the Trustee. (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

         10.30 Project Note dated June 1, 1996, by Republic Technologies International, LLC to the Trustee. (Filed as an exhibit to Annual Report on Form 10-K of Republic Engineered Steels, Inc. for the fiscal year ended June 30, 1996 and incorporated by reference and made a part hereof.)

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

         10.33* Participation Agreement dated as of August 13, 1999, between Republic Technologies International, LLC and USX.

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

         10.36* Employment Agreement, dated July 1, 1999, between Republic Technologies International, LLC and Mr. George F. Babcoke.

         10.37* Master Collective Bargaining Agreement dated as of September 30, 1998 among Republic Technologies International, LLC, Republic Technologies International Holdings, LLC and the United Steelworkers of America (the "USWA").

         10.38* 1999 Settlement Agreement, dated as of August 2, 1999, between BarTech, Republic, Republic Technologies International, LLC and the USWA.

         10.39* Agreement dated as of November 2, 1998, between Pension Benefit Guaranty Corporation and RES Holding.

         10.40* Transaction and Monitoring Fee Agreement dated August 13, 1999, among Blackstone Management Partners L.P., Veritas, USX, Kobe and Republic Technologies International, LLC.

         10.41** Amendment No. 3 to the Revolving Credit Agreement among Republic Technologies International, LLC, International Holdings, LLC, Republic Technologies Capital Corp., Bliss & Laughlin, LLC, CDSC, Nimishillen & Tuscarawas, LLC and Fleet National Bank (f/k/a BankBoston, N.A.) dated July 17, 2000.

         10.42** Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated December 29, 1999.

         10.43** Second Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated March 15, 2000.

         10.44** Third Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated March 22, 2000.

         10.45** Fourth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated March 29, 2000.

         10.46** Fifth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated March 31, 2000.

         10.47** Sixth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated April 12, 2000.

         10.48** Seventh Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated June 28, 2000.

         10.49** Eighth Amendment to the Memorandum of Understanding dated November 2, 1998 between Republic Technologies International, LLC and the PBGC, dated July 14, 2000.

         10.50** Subordinated Credit Agreement among Republic Technologies International, LLC (as Borrower), Blackstone, USX RTI Holdings, Inc., Sumitomo Corporation of America, Triumph Capital Investors II, L.P. and First Dominion Capital, LLC (as Lenders) dated July 17, 2000.

         10.51 Debtor-in-Possession Revolving Credit Agreement among Republic Technologies International, LLC, Fleet Capital Corporation, Bank of America, N.A., and The Chase Manhattan Bank dated April 3, 2001

         16 Letter regarding Changes in Certifying Accountants (filed as Exhibit 16 to the Bar Technologies Inc. Form 8-K dated December 28, 1998, and incorporated by reference and made a part hereof).

         21*                 Subsidiaries of the Registrant.


         * Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-90709) of Republic Technologies International, LLC and Republic Technologies Capital Corp, as co-issuers, and Republic Technologies International Holdings, LLC and the other guarantors named therein and incorporated by reference and made a part hereof.

         ** Filed as an exhibit to the Form 10-Q (File No. 333-90709-04) of Republic Technologies International Holdings, LLC for the three and six month periods ended June 30, 2000.




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

                              Republic Technologies International Holdings, LLC
                              -------------------------------------------------
                                                 (Registrant)

Date: May 16, 2001                         By: /s/ Joseph F. Lapinsky
                                               ----------------------
                                                  Joseph F. Lapinsky
                                                  Chief Executive Officer,
                                                    President and Chief
                                                    Operating Officer

         By: /s/ Joseph A. Kaczka          By: /s/ Stephen Graham
             --------------------              ------------------
                Joseph A. Kaczka                   Stephen Graham
                Vice President, Finance,           Executive Vice President and
                  Controller and Chief              Chief Financial Officer
                  Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2001.


/s/ Joseph F. Lapinsky                           /s/ Robert Friedman
----------------------                           -------------------
     Joseph F. Lapinsky, Chief Executive             Robert Friedman, Director
         Officer, President, Chief Operating
         Officer and Director                    /s/ David Blitzer
                                                 -----------------
                                                     David Blitzer, Director

/s/ Richard C. Lappin                            /s/ Lynn R. Williams
---------------------                            -------------------
    Richard C. Lappin, Chairman and Director         Lynn R. Williams, Director

                                                 /s/ John Connelly
                                                     John Connelly, Director

/s/ Albert E. Ferrara, Jr.                       /s/ Stephen Graham
--------------------------                       ------------------
    Albert E. Ferrara, Jr., Director                 Stephen Graham,
                                                     Executive Vice President
                                                     and Chief Financial
                                                     Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Republic Technologies International Holdings, LLC

We have audited the accompanying consolidated balance sheets of Republic Technologies International Holdings, LLC and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' interest, and cash flows for the year ended December 31, 2000 and the period from August 13, 1999 to December 31, 1999. We have also audited the combined statements of operations, stockholders' deficit, and cash flows of the Predecessor, Bar Technologies Inc. and Republic Engineered Steels, Inc. while under common ownership and common management, for the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998. Our audits also included the financial statement schedule for the years ended December 31, 2000, 1999 and 1998 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period from August 13, 1999 to December 31, 1999, and the combined results of operations and cash flows of the Predecessor for the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2000, 1999 and 1998, when considered in relation to the basic consolidated/combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets, and voluntary petitions filed on April 2, 2001 for protection under Chapter 11 of the Federal Bankruptcy Code raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
May 11, 2001

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
    For the Year Ended December 31, 2000, the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, and the Year Ended
                               December 31, 1998
                            (In thousands of dollars)

                                                              The Company - Consolidated      The Predecessor - Combined
                                                              ---------------------------     ---------------------------
                                                                             Period From      Period From
                                                              Year Ended    August 13, 1999  January 1, 1999  Year Ended
                                                              December 31,  to December 31,  to August 12,    December 31,
                                                                 2000             1999            1999            1998
                                                              -----------     -----------     -----------     -----------
Net sales                                                     $ 1,265,401     $   527,580     $   525,326     $   484,864
Cost of goods sold (including freight expense of
     $24,593; $7,646; $12,455; and $12,294, respectively)       1,140,750         550,435         498,342         483,911
                                                              -----------     -----------     -----------     -----------

Gross profit (loss)                                               124,651         (22,855)         26,984             953

Selling, general and administrative expense                        54,709          50,013          32,491          38,007

Monitoring fees (Note 13)                                           4,000           1,500           1,331           1,367

Depreciation and amortization expense                              61,475          20,492          21,889          16,107

Special charges:

   Workforce reduction charges (Note 10)                              753          35,180          42,065          18,708

   Restructuring charges (Note 18)                                 74,658               -               -               -

   Goodwill impairment charge (Note 19)                            79,608               -               -               -

Loss (gain) on sale of assets                                      (4,790)              -               -               -

Other (income) expense, net                                         6,678           7,233            (144)         (2,903)
                                                              -----------     -----------     -----------     -----------

Operating loss                                                   (152,440)       (137,273)        (70,648)        (70,333)

Interest expense, net                                             117,495          45,317          43,845          43,222
                                                              -----------     -----------     -----------     -----------

Loss before income taxes                                         (269,935)       (182,590)       (114,493)       (113,555)

Provision for income taxes (Note 11)                                  468             434             420               3
                                                              -----------     -----------     -----------     -----------

Loss from continuing operations                                  (270,403)       (183,024)       (114,913)       (113,558)

Loss from disposition of discontinued operations (Note 16)         16,831           6,378               -               -
                                                              -----------     -----------     -----------     -----------

Loss before extraordinary item                                   (287,234)       (189,402)       (114,913)       (113,558)

Extraordinary loss from early
   extinguishment of debt (Note 4)                                      -          23,874               -               -
                                                              -----------     -----------     -----------     -----------
Net loss                                                      $  (287,234)    $  (213,276)       (114,913)       (113,558)
                                                              ===========     ===========      -----------     -----------

Preferred stock dividends                                                                             224             385
                                                                                              -----------     -----------
Net loss applicable to common shares                                                          $  (115,137)    $  (113,943)
                                                                                              ===========     ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                 December 31,    December 31,
                                                                     2000            1999
                                                                 -----------     -----------
ASSETS

Current assets:
        Cash and cash equivalents                                $     1,795     $     4,637
        Accounts receivable, less allowances of $25,210 and
        $27,237, respectively                                        129,278         157,166
        Inventories (Note 5)                                         271,154         284,668
        Assets held for sale (Note 16)                                 9,306          15,219
        Prepaid expenses and other current assets                     11,389           7,907
                                                                 -----------     -----------

Total current assets                                                 422,922         469,597

Property, plant and equipment:
        Land and improvements                                         15,039          15,875
        Buildings and improvements                                    35,126          43,032
        Machinery and equipment                                      716,437         736,300
        Construction-in-progress                                      13,802          25,361
                                                                 -----------     -----------

Total property, plant and equipment                                  780,404         820,568

Accumulated depreciation                                            (102,492)        (56,802)
                                                                 -----------     -----------

Net property, plant and equipment                                    677,912         763,766

Assets held for sale (Note 16)                                         7,294           9,009

Intangible assets, net of accumulated amortization                    79,783         163,479
        of $15,842 and $11,203, respectively (Notes 6 and 19)

Other assets                                                           9,173           9,406
                                                                 -----------     -----------

Total assets                                                     $ 1,197,084     $ 1,415,257
                                                                 ===========     ===========


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)


                                                                        December 31,          December 31,
                                                                            2000                  1999
                                                                        -----------           -----------
LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
       Accounts payable                                                   $ 234,811             $ 196,050
       Accrued interest                                                      34,220                26,494
       Accrued compensation and benefits                                     38,310                50,162
       Other postretirement benefits (Note 10)                               15,794                15,365
       Defined benefit pension obligations (Note 10)                         20,854                42,000
       Accrued environmental liabilities (Note 15)                            3,668                 4,035
       Other accrued liabilities                                             63,127                53,564
       Current maturities of long-term debt (Note 7)                         11,318                 2,391
       Revolving credit facility (Note 8)                                   329,398               336,397
                                                                        -----------           -----------
Total current liabilities                                                   751,500               726,458

Long-term debt (Note 7)                                                     502,254               481,062
Other postretirement benefits (Note 10)                                     217,620               207,186
Defined benefit pension obligations (Note 10)                                69,089                53,562
Accrued environmental liabilities (Note 15)                                  15,933                17,373
Other liabilities                                                            43,101                40,758
                                                                        -----------           -----------
Total liabilities                                                         1,599,497             1,526,399

Mandatory redeemable members' interest - Class A Units                        3,800                 5,500

Members' interest:
       Class B Units                                                       (435,689)             (146,594)
       Class C Units                                                         32,125                30,625
       Accumulated other comprehensive loss                                  (2,649)                 (673)
                                                                        -----------           -----------
Total members' interest                                                    (406,213)             (116,642)
                                                                        -----------           -----------

Total liabilities and members' interest                                 $ 1,197,084           $ 1,415,257
                                                                        ===========           ===========

The accompanying notes are an integral part of these statements.


                                 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 1998, THE PERIODS FROM JANUARY 1, 1999 TO AUGUST 12, 1999 AND AUGUST 13, 1999 TO DECEMBER 31, 1999,
                                                AND THE YEAR ENDED DECEMBER 31, 2000
                                                      (IN THOUSANDS OF DOLLARS)

                                           Republic Technologies
                                              International                              Bar Technologies Inc.
                                              Holdings, LLC          -------------------------------------------------------------
                                       ---------------------------   Series B     Class A     Class B       Class C
                                         Class B         Class C     Preferred     Common      Common       Common       Warrants
                                          Units           Units        Stock       Stock       Stock         Stock     Outstanding
                                       ----------        ---------  ---------     -------     --------      -------    -----------
Balance, January 1, 1998                                                 $ -         $ -        $ 1          $ 1       $ 5,119
 Initial capitalization of Republic
  on September 8, 1998                                                     -           -          -            -             -
 Net loss                                                                  -           -          -            -             -
 Other comprehensive income:
  Foreign currency translation
   adjustment                                                              -           -          -            -             -
  Minimum pension liability
   adjustment                                                              -           -          -            -             -
 Preferred stock dividends                                                -           -          -            -             -
                                                                   -----------------------------------------------------------------
 Balance, December 31, 1998                                                -           -          1            1         5,119
                                                                   -----------------------------------------------------------------
 Net loss                                                                  -           -          -            -             -
 Other comprehensive income:
  Foreign currency translation
   adjustment                                                              -           -          -            -             -
  Minimum pension liability
   adjustment                                                              -           -          -            -             -
 Preferred stock dividends                                                 -           -          -            -             -
                                      --------------------------------------------------------------------------------------------
 Balance, August 12, 1999                                                  -           -          1            1         5,119
                                      --------------------------------------------------------------------------------------------
 Exchange of members' interest to
  effect combination                       $ 67,468        $ 30,000        -           -         (1)          (1)       (5,119)
 Accrual of preferred return                   (786)            625        -           -          -            -             -
 Net loss                                  (213,276)              -        -           -          -            -             -
 Other comprehensive income:
  Foreign currency translation
   adjustment                                     -               -        -           -          -            -             -
                                      --------------------------------------------------------------------------------------------
 Balance, December 31, 1999                (146,594)         30,625        -           -          -            -             -
                                      --------------------------------------------------------------------------------------------
 Accrual of preferred return                 (1,861)          1,500        -           -          -            -             -
 Net loss                                  (287,234)              -        -           -          -            -             -
 Other comprehensive income:
  Foreign currency translation
   adjustment                                     -               -        -           -          -            -             -
  Minimum pension liability
   adjustment                                     -               -        -           -          -            -             -
                                      --------------------------------------------------------------------------------------------
 Balance, December 31, 2000               $(435,689)       $ 32,125      $ -         $ -        $ -          $ -           $ -
                                      ============================================================================================



                                       Republic                                                       Total
                                      Engineered                                 Accumulated         Members'
                                      Steels, Inc. Additional                       Other           Interest/
                                        Common      Paid-In      Accumulated     Comprehensive     Stockholders'      Comprehensive
                                        Stock       Capital        Deficit       Income (Loss)        Deficit         Income (Loss)
                                      ------------ ----------    -----------     -------------     -------------      -------------
Balance, January 1, 1998                           $ 63,055       $(116,061)        $ (494)         $ (48,379)
 Initial capitalization of Republic
  on September 8, 1998                    $ -        95,455               -              -             95,455
 Net loss                                   -             -        (113,558)             -           (113,558)        $ (113,558)
 Other comprehensive income:
 Foreign currency translation
  adjustment                                -             -               -           (697)              (697)              (697)
 Minimum pension liability
  adjustment                                -             -               -         (2,491)            (2,491)            (2,491)
  Preferred stock dividends                 -             -            (385)             -               (385)
                                      -----------------------------------------------------------------------         -----------
 Balance, December 31, 1998                 -       158,510        (230,004)        (3,682)           (70,055)        $ (116,746)
                                      -----------------------------------------------------------------------         ===========
 Net loss                                   -             -        (114,913)             -           (114,913)        $ (114,913)
 Other comprehensive income:
  Foreign currency translation
   adjustment                               -             -               -            157                157                157
  Minimum pension liability
   adjustment                               -             -               -          2,491              2,491              2,491
 Preferred stock dividends                  -             -            (224)             -               (224)
                                      -----------------------------------------------------------------------         -----------
 Balance, August 12, 1999                   -       158,510        (345,141)        (1,034)          (182,544)        $ (112,265)
                                      -----------------------------------------------------------------------         ===========
 Exchange of members' interest to
  effect combination                        -      (158,510)        345,141              -            278,978
 Accrual of preferred return                -             -               -              -               (161)
 Net loss                                   -             -               -              -           (213,276)        $ (213,276)
 Other comprehensive income:
  Foreign currency translation
   adjustment                               -             -               -            361                361                361
                                      -----------------------------------------------------------------------         -----------
 Balance, December 31, 1999                 -             -               -           (673)          (116,642)        $ (212,915)
                                      -----------------------------------------------------------------------         ===========
 Accrual of preferred return                -             -               -              -               (361)
  Net loss                                  -             -               -              -           (287,234)        $ (287,234)
  Other comprehensive income:
   Foreign currency translation
    adjustment                              -             -               -           (383)              (383)              (383)
   Minimum pension liability
    adjustment                              -             -               -         (1,593)            (1,593)            (1,593)
                                      -----------------------------------------------------------------------         -----------
 Balance, December 31, 2000               $ -           $ -             $ -       $ (2,649)        $ (406,213)        $ (289,210)
                                      =======================================================================         ===========

The accompanying notes are an integral part of these statements.

                                 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                                           CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 2000, THE PERIODS FROM AUGUST 13, 1999 TO DECEMBER 31, 1999 AND
                              JANUARY 1, 1999 TO AUGUST 12, 1999, AND THE YEAR ENDED DECEMBER 31, 1998
                                                      (IN THOUSANDS OF DOLLARS)

                                                                                     The Company -   The Predecessor - Combined
                                                                    The Company -   Consolidated    ---------------------------
                                                                    Consolidated     Period From      Period From
                                                                      Year Ended   August 13, 1999  January 1, 1999  Year Ended
                                                                     December 31,  to December 31,   to August 12,  December 31,
                                                                        2000            1999              1999         1998
                                                                     ------------  ---------------   ------------- -------------

Cash flows from operating activities:
    Net loss                                                          $(287,234)     $(213,276)     $(114,913)     $(113,558)
    Adjustments to reconcile net cash used
        in operating activities:
    Extraordinary loss from early extinguishment of debt (Note 4)             -         23,874              -              -
    Gain on sale of fixed assets                                         (4,790)             -              -              -
    Restructuring charges                                                74,658              -              -              -
    Goodwill impairment charge                                           79,608              -              -              -
    Depreciation and amortization                                        61,475         23,170         21,889         16,120
    Accretion of original issue discount                                  2,604            879          5,750          1,393
    Amortization of deferred financing cost                               4,114          4,138          1,483          2,819
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                       27,888         70,712        (61,295)        (5,393)
        (Increase) decrease in inventory                                 12,681         (6,744)        (6,645)         6,992
        (Increase) decrease in prepaid assets                            (3,482)        10,052         (3,237)        (9,564)
        Increase (decrease) in accounts payable                          38,761        (81,847)       111,959          8,345
        Increase (decrease) in accrued compensation and
            benefits                                                    (11,852)        (1,290)         2,774         17,498
        Increase (decrease) in defined benefit pension
            obligations                                                  (7,212)        10,294         (3,140)        17,841
        Increase (decrease) in other postretirement benefits             10,863         14,184         14,720          6,070
        Increase (decrease) in accrued environmental liabilities         (1,807)         1,489          1,805           (689)
        Increase (decrease) in other current liabilities                (20,406)        17,408         (3,349)        12,942
     Other                                                               13,723        (11,893)       (23,228)        12,909
                                                                      ---------      ---------      ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                   (10,408)      (138,850)       (55,427)       (26,275)
                                                                      ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (13,065)        (9,679)       (21,788)       (18,474)
    Disposition of property, plant and equipment                          9,009              -              -              -
    Acquisition, net of cash acquired                                         -         14,621              -       (154,260)
                                                                      ---------      ---------      ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (4,056)         4,942        (21,788)      (172,734)
                                                                      ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                         30,000        419,950            387         83,780
    Net (payments)/proceeds under revolving credit facilities            (6,999)       272,025         80,816         25,350
    Repayments of long-term debt                                         (2,485)      (685,131)        (3,277)        (2,405)
    Preferred stock dividends                                                 -              -           (224)          (385)
    Redemption of class A members' interest                              (1,700)             -              -              -
    Payment of preferred return                                            (450)             -              -              -
    Deferred financing costs                                             (6,361)       (30,274)             -              -
    Proceeds from capital contributions                                       -        155,025              -         95,455
                                                                      ---------      ---------      ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                12,005        131,595         77,702        201,795
                                                                      ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash                                    (383)           358            157           (229)

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                          (2,842)        (1,955)           644          2,557
Cash and cash equivalents - beginning of period                           4,637          6,592          5,948          3,391
                                                                      ---------      ---------      ---------      ---------
Cash and cash equivalents - end of period                             $   1,795      $   4,637      $   6,592      $   5,948
                                                                      =========      =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                $  95,964      $  26,329      $  41,224      $  20,584
                                                                      =========      =========      =========      =========
Cash paid for income taxes                                            $   1,075      $     128      $     156      $     196
                                                                      =========      =========      =========      =========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2000, THE PERIODS FROM
               AUGUST 13, 1999 TO DECEMBER 31, 1999 AND JANUARY 1,
                   1999 TO AUGUST 12, 1999, AND THE YEAR ENDED
                                DECEMBER 31, 1998
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION, AND OTHER RELATED INFORMATION INCLUDING SUBSEQUENT EVENTS - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Republic Technologies International Holdings, LLC and subsidiaries ("Republic Technologies" or the "Company") manufactures and markets special bar quality ("SBQ") steel products. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, Republic Technologies International, LLC, a newly formed legal entity and a wholly owned subsidiary of the Company, directly or indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

BarTech and Republic have been operated under common management and ownership control since prior to the Combination. The consolidated financial statements of Republic Technologies are being presented from the date of the Combination. Comparative combined financial statements are being presented for BarTech and Republic for the periods that they were under common control prior to the Combination (the "Predecessor").

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

The Company is in the process of exiting its Specialty Steel Division and expects to complete the disposition during the second quarter of 2001 (see Note
16). The Company sold certain assets from its Baltimore plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The Company is also attempting to sell real estate and equipment at various locations throughout the organization, due to the other various facility closings that have been announced.

For the year ended December 31, 2000 and the period from August 13, 1999 to December 31, 1999, the Company reported net losses of $287.2 million and $213.3 million, respectively. Similarly, the Predecessor reported net losses of $114.9 million and $113.6 million for the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998, respectively. Current liabilities exceed current assets by $328.6 million at December 31, 2000. The Company is highly leveraged, and certain recent developments have had a material adverse effect on the Company's ability to service its debts. The industry-wide market conditions, the Company's high level of indebtedness following the Combination, and an overall softening of the U. S. economy has substantially diminished the Company's liquidity, adversely impacted operations and undermined its ability to implement strategic business initiatives in the short term.

On April 2, 2001 ("Petition Date"), Republic Technologies International, LLC, and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp. (collectively, "Debtors"), filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company's Canadian subsidiary, Canadian Drawn Steel Company, Inc., and its subsidiary Nimishillen & Tuscarawas, LLC in the United States were not included in the filing.

The Debtors are currently managing their affairs and operating their business as debtors-in-possession while the Chapter 11 cases are pending. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors will develop a reorganization plan that will restructure their liabilities. A filing date for such a plan has not been determined.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings.

Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of the Company's equity investors being diluted or cancelled. The Company's prepetition creditors and its equity investors will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of the various creditors and security holders.

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred subsequent to December 31, 2000 with respect to all of the Company's secured and undersecured debt.

On April 3, 2001, the Company has entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising, and the Canton Ohio Caster and Continuing Rolling Facility, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict Republic Technologies' ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA as defined in the DIP Credit Agreement and limit its net capital expenditures.

Although the Company has entered into the DIP Credit Agreement, the Company may need to obtain additional financing to meet its cash flow requirements. Restrictive covenants included in the debtor-in-possession credit facility and oversight by the Bankruptcy Court limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

GOING CONCERN MATTERS - The accompanying consolidated/combined financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets and the subsequent Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

Management believes that a plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the debtor-in-possession financing, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL STATEMENT PRESENTATION - A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The accompanying consolidated/combined financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. For financial statement periods after April 2, 2001 (the Petition Date), the Company's consolidated financial statements will be presented in accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Under Fresh Start Accounting, a revaluation of Company assets to reflect current values can be expected.

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated/combined financial statements contain results for BarTech for the years ended December 31, 2000 and 1999, and January 2, 1999, the results for Republic for the years ended December 31, 2000 and 1999, and for the period from September 8, 1998 to December 31, 1998, and the results for USS/Kobe for the year ended December 31, 2000 and the period from August 13, 1999 to December 31, 1999. Prior period results are not comparable with the current periods due to the acquisitions of Republic on September 8, 1998 and USS/Kobe on August 13, 1999.

The consolidated financial statements include the accounts of Republic Technologies and its wholly owned subsidiaries. The combined financial statements include the accounts of BarTech and its wholly owned subsidiaries and Republic and its wholly owned subsidiaries for the periods that they were under common control prior to the Combination. All significant intercompany balances have been eliminated in consolidation.

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business ("Specialty Steel Division"). The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company sold certain assets from its Baltimore specialty steel plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The accompanying consolidated/combined financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 16 for further information related to discontinued operations.

The combination of USS/Kobe into Republic Technologies and the Republic acquisition were accounted for as purchases as of their respective acquisition dates. Under purchase accounting, the total purchase price of Republic has been allocated to the assets acquired and liabilities assumed based on their respective fair values as of September 8, 1998. The total purchase price of USS/Kobe has been allocated to the assets acquired and liabilities assumed as of August 13, 1999, based on their respective fair values, resulting in a reduction in property, plant and equipment for the excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount). See Note 4 for further information related to business combinations.

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

                  Buildings and improvements         20 - 40 years
                  Land improvements                  10 - 20 years
                  Machinery and equipment             3 - 30 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures that cannot be put into use immediately are included in construction-in-progress. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in the Company's operating results in the period in which the disposition occurs.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill, trademarks, patented and unpatented technology and other intangible assets arising from the acquisitions of BarTech and Republic. Prior to the goodwill impairment charge recorded during 2000 (see Note 19), goodwill was being amortized over the period of expected benefit of 40 years. Other acquisition related intangible assets are being amortized over the period of expected benefit ranging from 28 months to 40 years. Intangible assets also include deferred loan and bond fees. The deferred loan and bond fees are being amortized using the effective interest rate method over the lives of the related debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, consisting of property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the recovery amount or fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES - The Company is a limited liability company that is treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, has no income tax provision or deferred income tax assets or liabilities related to these jurisdictions. Amounts for income taxes consist primarily of a provision for foreign taxes relating to the Company's Canadian subsidiary, Canadian Drawn Steel Company, Inc. ("CDSC"). Prior to the Combination, the Predecessor accounted for income taxes pursuant to the asset and liability method.

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

MEMBERS' INTEREST - The Company has three classes of member interest units:
Class A, Class B and Class C. Class A units, which are mandatorily redeemable and initially consisted of 1,100 units, have a stated value of $5,000 per unit and carry a preferred return of $350 per unit, which is paid quarterly. Class B units, consisting of 1,000 units, have no stated value and are allocated all net income/loss after preferred returns have been allocated. Class C units, consisting of 30,000 units have a stated value of $1,000 per unit and carry a preferred return of 5% of stated value which is payable in kind or cash at the Company's option. The accumulated and unpaid preferred return was $2.1 million and $0.6 million at December 31, 2000 and 1999, respectively. Both Class A and C units have distribution and dissolution preferences ahead of Class B units. The mandatory redemption feature of the Class A units causes it to be classified in the consolidated balance sheets outside of the members' interest section. During 2000, the Company redeemed $1.7 million of Class A members' interest.

REVENUE RECOGNITION - The Company records revenues at the time the product is shipped to its customers. Sales are made with no right of return. Reserves are established for estimated returns and allowances when revenues are recognized.

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

USE OF ESTIMATES - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In preparation of the consolidated/combined financial statements included herein, the Company uses estimates for, among others, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation, shutdown reserves, and loss on discontinued operation, all of which are significant to the consolidated/combined financial statements taken as a whole. Changes in circumstances in the near term could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated/combined financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - Effective December 31, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Accordingly, freight charges on shipments to customers are now classified as cost of goods sold, whereas previously they were classified as an offset to sales. All prior year amounts have been reclassified to conform to the current presentation.

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998, and in June 2000, issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133, which will now be effective for financial statements for all quarters of all years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have an effect on the Company's results of operations or financial position.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 4 - BUSINESS COMBINATIONS

On August 13, 1999, the Combination of BarTech, Republic and USS/Kobe was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Assuming exercise of outstanding warrants and conversion of outstanding convertible preferred stock of the Company's parent and exchange of Members' Interests by USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe"), Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") indirectly owns approximately 52.15 percent and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas") indirectly owns approximately 15.80 percent of the combined operations, while USX indirectly owns approximately 17.18 percent and Kobe indirectly owns approximately 4.00 percent of the combined operations. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of an offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding (Republic's parent), BarTech and USS/Kobe.

Combined and separate results of BarTech and Republic during the periods preceding the Combination, while under common control, were as follows:

                                     BarTech          Republic      Adjustment    Combined
                                     -------          --------      ----------    --------

Period from January 1, 1999
  to August 12, 1999:
    Net sales                         $157,523          $367,803            --     $525,326
    Net loss                           (25,279)          (89,634)           --     (114,913)


Year ended December 31, 1998:
    Net sales                         $279,311          $205,553            --     $484,864
    Net loss                           (41,978)          (47,277)     $(24,303)    (113,558)


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

In connection with the combination of BarTech and Republic, the Company recorded one-time charges for investment banking and professional fees in the period from August 13, 1999 to December 31, 1999 of approximately $7.9 million. The transaction costs related to the acquisition of USS/Kobe are included in the purchase price.

The Company also recorded an extraordinary loss for call and tender offer premiums, prepayment penalties and write-off of unamortized deferred financing costs associated with the retirement of various borrowings of BarTech and Republic refinanced in connection with the Combination during the period from August 13, 1999 to December 31, 1999 of $23.9 million.

Blackstone and Veritas acquired control of Republic on September 8, 1998 for a price of $7.25 per share of Republic common stock with the intent of combining BarTech and Republic, subject to a refinancing of the combined companies' debt. The purchase price totaled approximately $154,260, including transaction related expenses and net of cash acquired of $4.0 million. RES Holding and its wholly owned subsidiary, RES Acquisition were formed for the purpose of acquiring Republic. The source of funds contributed to RES Acquisition consisted of (i) a capital contribution of $95.5 million by RES Holding representing proceeds from the issuance of its common stock to Blackstone, Veritas, and HVR Holdings, L.L.C. and (ii) borrowings of approximately $65.0 million under a RES Holding credit facility. RES Acquisition acquired control of Republic on September 8, 1998 and RES Acquisition merged with and into Republic on September 21, 1998.

The acquisition of Republic has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the acquisition gave rise to a new basis of accounting. The purchase price and related acquisition expenses exceeded the fair value of net assets acquired by $72.6 million and has been recognized as goodwill to be amortized over 40 years. The results of Republic's operations are included in the consolidated/combined financial statements from its September 8, 1998 acquisition date.

The acquisition of USS/Kobe has also been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102.7 million, including transaction costs and net of cash acquired of $14.6 million. Consideration in the transaction included equity to the sellers valued at approximately $83.8 million and seller debt assumed of $23.8 million. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999. The excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount) of $0.9 million has been recorded as a reduction of property, plant and equipment.

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                            Republic       USS/Kobe
                                                            ---------      ---------
Purchase price:
  Cash consideration                                        $ 143,901
  Fair value of equity consideration                                       $  83,756
  Additional seller debt assumed                                              23,844
  Acquisition fees and expenses                                14,401          9,764
                                                            ---------      ---------
          Total purchase price                                158,302        117,364
  Book value of net assets acquired                            85,100        206,859
                                                            ---------      ---------
  Excess purchase price over (discount from) book value
    of net assets acquired                                     73,202        (89,495)

Allocation of purchase price:
  Increase in inventory                                       (16,980)        (3,290)
  Decrease in prepaids and other current assets                    --          1,077
  (Increase) decrease in property, plant and equipment         (6,729)         7,783
  (Increase) decrease in intangible and other assets          (39,352)         2,475
  Decrease in deferred tax asset                               54,829             --
  Decrease in accounts payable                                     --           (217)
  Increase in accrued expenses                                 10,848          8,388
  Increase in defined benefit pension obligation               41,357         26,247
  (Decrease) increase in other postretirement benefits        (45,344)        47,032
  Other, net                                                      726             --
                                                            ---------      ---------
Goodwill                                                    $  72,557          $  --
                                                            =========      =========

The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1998:

                                                  Year Ended December 31,
                                                  ------------------------
(in millions)                                        1999          1998
                                                  ----------    ----------

Net sales                                         $  1,327.7    $  1,592.0
Cost of goods sold (including freight expense
    of $20.1 and $12.3, respectively)                1,323.0       1,489.3
                                                  ----------    ----------

Gross profit                                             4.7         102.7

Selling, general and administrative
   expense                                              95.1          94.2

Depreciation and amortization expense                   64.2          75.5

Workforce reduction charges                             77.2          18.7

Other (income) loss, net                                 7.7          (3.3)
                                                  ----------    ----------

Operating loss                                        (239.5)        (82.4)

Interest expense, net                                  102.4          97.9

Provision for income taxes                                --            --
                                                  ----------    ----------
Net loss from continuing operations               $   (341.9)   $   (180.3)
                                                  ==========    ==========

NOTE 5 - INVENTORIES

The components of inventories are as follows:

                                December 31, 2000       December 31, 1999
                                -----------------       -----------------

Raw materials                        $ 21,583             $ 64,055

Semi-finished and finished goods      249,571              220,613
                                     --------             --------

Total                                $271,154             $284,668
                                     ========             ========





At December 31, 2000 and 1999, inventories are net of market reserves and obsolescence reserves aggregating $6.7 million and $13.6 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                               December 31, 2000       December 31, 1999
                                                               -----------------       -----------------

Goodwill, net of accumulated amortization of $3,634 (Note 19)                              $ 81,783

Patented and unpatented technology, net of accumulated
     amortization of $9,706 and $5,546                            $ 45,594                   49,754

Deferred loan and bond fees, net of accumulated amortization
     of $6,136 and $2,023                                           34,189                   31,942
                                                                  --------                 --------
                                                                  $ 79,783                 $163,479
                                                                  ========                 ========

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                                 December 31,  December 31,
                                                                                    2000          1999
                                                                                 ------------  ------------
REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC:
   13 3/4% Senior Secured Notes, due July 15, 2009                                 $425,000     $425,000
   Johnstown Enterprise Grant, interest rate at 3%, due on various dates                391          429
       through November 15, 2009
    Financial Restructuring Notes, interest rate at 9.5%, due August 1, 2010         30,000           --
FORMER REPUBLIC:
   9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021                       53,700       53,700
   8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014                20,200       20,200
FORMER BARTECH:
   Business Infrastructure Development ( "BID ") Program, interest rate at            2,091        2,258
      3.0%, due on various dates through April 1, 2001
   Economic Development Partnership ( "EDP I "), interest rate at 3.0%, due           5,182        5,707
    on various dates through October 1, 2009
   Economic Development Partnership ( "EDP II "), interest rate at 3.0%,
      due on various dates through July 1, 2010                                       1,191        1,300
   Economic Development Partnership ( "EDP III "), interest rate at 3.0%,
      due on various dates through October 1, 2010                                    2,753        3,000
   Community Development Block Grant Program ("CDBG"), interest rate
      at 3.0%, due on various dates through July 1, 2010                                569          618
   Housing and Urban Development 108 ( "HUD ") Bonds, interest rates
      between 6.6% and 8.2%, due on various dates through September 26, 2003          3,150        4,500
   Industrial Revenue Bond ( "IRB "), interest rate is variable, calculated weekly, representing minimum rate required to sell bonds in a
      secondary market, due December 1, 2018                                          3,600        3,600
FORMER USS/KOBE:
   Environmental Bonds:
     1984 Series, interest due monthly at a variable rate based on the average of thirty-day yield evaluations at par of not less than twenty issuers
        of tax-exempt securities, principal due December 1, 2001                      9,000        9,000
     1995 Series, variable rate tax-exempt securities, principal due November
        16, 2015                                                                      4,745        4,745
                                                                                   --------     --------
                                                                                    561,572      534,057
Less original issue discount                                                         48,000       50,604
Less current maturities                                                              11,318        2,391
                                                                                   --------     --------
Long-term debt                                                                     $502,254     $481,062
                                                                                   ========     ========


On April 2, 2001, Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division. Refer to Note 1 for further information related to this filing.

13 3/4% SENIOR SECURED NOTES
On August 13, 1999, Republic Technologies International, LLC and its subsidiary, Republic Technologies Capital Corp., co-issued senior secured obligations amounting to $425 million aggregate principal amount maturing on July 15, 2009 ("Senior Secured Notes") in a private offering. Interest on the Senior Secured Notes is payable semi-annually on each January 15 and July 15, commencing January 15, 2000, to the holders of record of Senior Secured Notes at the close of business on January 1 and July 1 immediately preceding such interest payment date.

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

In addition, at any time and from time to time prior to July 15, 2002, the issuers may, at their option, following one or more Public Equity Offerings (as defined in the indenture related to the Senior Secured Notes (the "Indenture")) redeem up to an aggregate of 35% of the principal amount of notes originally issued from the holders, on a pro rata basis, at a redemption price equal to 113.750% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption; provided at least 65% aggregate principal amount of Senior Secured Notes would remain outstanding immediately after giving effect to any such redemption; provided, further, that if the Public Equity Offering is by Republic Technologies International, LLC, the Company or any other direct or indirect parent company of the Company, the net proceeds thereof shall have been contributed to Republic Technologies International, LLC or used to buy Capital Stock (other than Disqualified Capital Stock) (as such terms are defined in the Indenture) of Republic Technologies International, LLC on or prior to the date of redemption.

The Senior Secured Notes are initially secured by, subject to exceptions and limitations, (1) a first priority lien on, and security interest in, substantially all of the real and personal properties of the Company and its restricted subsidiaries, other than real and personal property located at the Canton Ohio Caster and Continuing Rolling Facility ("Canton CR") and Cartersville, Georgia facilities and inventory, accounts receivable, intellectual property and related assets and (2) a first priority lien, shared on an equal and ratable basis with the lenders of Republic Technologies International, LLC's credit facility, on Republic Technologies' equity interests and its restricted subsidiaries. Collateral is subject to release without substitution under a number of circumstances. The Senior Secured Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposition of assets, payment of dividends and change of control provisions.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company and by all of Republic Technologies International, LLC's subsidiaries, except for Republic Technologies Capital Corp., a co-issuer of the securities, and Oberlin Insurance Company ("OIC"). The Company has no assets other than its investment in Republic Technologies International, LLC. Separate condensed consolidating financial information of the guarantor subsidiaries and non-guarantor subsidiaries is not presented as the non-issuer, non-guarantor subsidiary represents less than one percent of the Company's assets and revenues and the Company believes that such information is not material to investors.

Financial Restructuring Notes
-----------------------------
In connection with the financial restructuring mentioned above, on July 17, 2000, several equity partners made loans of $30 million in aggregate principal amount to Republic Technologies International, LLC. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock of Republic Technologies International, Inc., at par value of $0.001 per share. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1 commencing on August

1, 2006 or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton CR facility.

FORMER REPUBLIC LOAN AGREEMENTS
On June 1, 1996, Republic obtained $53.7 million of financing through the issuance of 9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Canton facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994 noted below, to assist in financing the facilities. As of December 31, 2000 and 1999, Republic had available $344 thousand and $351 thousand, respectively, of the $53.7 million which is classified as long-term restricted cash in the accompanying consolidated/combined balance sheets.

On October 28, 1994, Republic obtained $20.2 million of financing through the issuance of 8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Canton facility.

FORMER BARTECH ECONOMIC DEVELOPMENT FINANCING
In connection with the acquisition of the assets of The Bethlehem Steel Company ("Bethlehem") Bar, Rod and Wire Division and its original modernization and expansion plan, BarTech entered into loan agreements with lenders in Pennsylvania to procure a portion of the financing for the transaction.

Pennsylvania Debt
-----------------
BarTech entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, BarTech entered into loan agreements with the Commonwealth, through its Department of Commerce and Department of Community Affairs. The total amount committed to BarTech by the Commonwealth pursuant to the Master Agreement was $33.0 million. The remaining loans related to this agreement have been made by the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP") and the Community Development Block Grant Program ("CDBG").

BarTech previously obtained approval from the Pennsylvania Industrial Development Authority ("PIDA") regarding the deferral of principal on its BID loan, and principal and interest deferral on its EDP loans. BarTech resumed principal payments related to PIDA and BID loans and principal and interest payments related to EDP loans in January 2000. All deferred loans are required to be amortized over their original maturity schedule with no deferral of final maturity.

During 2000, the Company shutdown its Johnstown, Pennsylvania plant that was financed with the Pennsylvania debt. Following the facility closure, the City of Johnstown (the "City") and the County of Cambria (the "County") filed lawsuits indicating that the plant shutdown was an event of default under the original promissory notes with the City and County. At the time of the Combination in August 1999, the plaintiffs agreed to subordinate their liens to the first lien provided to the trustee on behalf of the Senior Secured Notes as set forth in the Intercreditor Agreement. The Intercreditor Agreement prohibits the plaintiffs from taking any action to foreclose upon or execute on the collateral securing the debt. As a result of the Company's Chapter 11 filing, the cases against the debtors have been stayed. It is anticipated that the Company will seek injunctive relief to extend the stay to its non-debtor affiliates.

As of December 31, 2000 and 1999, $11.8 million and $12.9 million, respectively, in aggregate principal amount of Commonwealth Loans were outstanding.

Industrial Revenue Bonds
------------------------
In December 1988, the Development Authority of Cartersville, Georgia issued $3.6 million in aggregate principal amount of its tax exempt industrial revenue bonds, or "IRBs," the proceeds of which were loaned to BarTech's Bliss & Laughlin subsidiary and used to partially fund the construction and equipping of Bliss & Laughlin's Cartersville, Georgia facility. The Cartersville IRBs bear interest at a rate equal to the minimum rate of interest which, in the opinion of the remarketing agent for the Cartersville IRBs, would be necessary to sell Cartersville IRBs in the secondary market. The interest rate paid on the Cartersville IRBs averaged 4.63% during calendar year 2000 and was 4.79% at December 31, 2000. Principal payments of

$300 thousand are due on the Cartersville IRBs on each December 1 beginning in 2009 and continuing through 2012. Thereafter, payments of $400 thousand are due on each December 1 until the final payment on December 1, 2018. The Cartersville IRBs are secured by Bliss & Laughlin's Cartersville, Georgia facility and the equipment located at the facility. As of December 31, 2000 and 1999, $3.6 million of indebtedness was outstanding under the Cartersville IRBs.

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

USS/KOBE ENVIRONMENTAL BONDS

1984 EIRBs
----------
In December 1984, the Ohio Water Development Authority issued $9.0 million in aggregate principal amount of tax exempt variable rate demand environmental improvement revenue bonds, or "1984 EIRBs," the proceeds of which were loaned to USX and used to finance the cost of pollution control equipment at the Lorain, Ohio facility, which was contributed by USX to USS/Kobe Steel Company in 1989. The 1984 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1984 EIRBs.

The interest rate paid on the 1984 EIRBs averaged 3.41% during calendar year 2000 and was 4.6% at December 31, 2000. The 1984 EIRBs mature on December 1, 2001. As of December 31, 2000 and 1999, $9.0 million of indebtedness was outstanding under the 1984 EIRBs.

In connection with the original issuance of the 1984 EIRBs, PNC Bank, N.A. ("PNC") issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on, and the purchase price of the 1984 EIRBs, in an amount equal to the principal of the 1984 EIRBs plus an amount equal to 75 days of interest on the 1984 EIRBs at a rate of 15% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between PNC and USX.

In connection with the consummation of the Combination, Republic Technologies International, LLC agreed to pay the debt service on the 1984 EIRBs, including remarketing fees and amounts due under the PNC letter of credit. The Company may need to make payments in respect of the 1984 EIRBs earlier than scheduled if USX terminates the PNC letter of credit or otherwise makes early payment in respect of the 1984 EIRBs.

1995 EIRBs
----------
In November 1995, the Ohio Air Quality Development Authority issued $10.2 million of its tax exempt variable rate environmental improvement revenue bonds, or "1995 EIRBs," the proceeds of which were loaned to USX for the purpose, in part, of refinancing its outstanding $4.7 million Ohio Air Quality Development Authority Floating Rate Environmental Improvement Revenue Bonds, Series B. These Series B bonds had been issued in 1980 to finance the cost of pollution control equipment at the Lorain facility. The 1995 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1995 EIRBs.

The interest rate paid on the 1995 EIRBs averaged 3.25% during calendar year 2000 and was 3.25% at December 31, 2000. The 1995 EIRBs mature on November 1, 2015. As of December 31, 2000 and 1999, $4.7 million of indebtedness was outstanding under the 1995 EIRBs.

The Wachovia Bank of North Carolina, N.A. ("Wachovia") has issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on, and the purchase price of the 1995 EIRBs, in a stated amount equal to the principal amount of the 1995 EIRBs plus an amount equal to 210 days of interest on the 1995 EIRBs at a rate of 12% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between Wachovia and USX.

In connection with the consummation of the Combination, Republic Technologies International, LLC agreed to pay 46.7% of the debt service on the 1995 EIRBs, including 46.7% of the remarketing fees and amounts due under the Wachovia letter of credit. The Company may need to make payments in respect of the 1995 EIRBs earlier than scheduled if USX terminates the Wachovia letter of credit or otherwise makes early payment in respect of the 1995 EIRBs.

Maturities of the Company's long-term debt at December 31, 2000, prior to the bankruptcy filing as discussed in Note 1, is as follows:

                                2001                $ 11,318
                                2002                   2,404
                                2003                   2,040
                                2004                   1,278
                                2005                   1,317
                          Thereafter                 543,215
                                      -----------------------
                               Total                $561,572
                                      =======================

NOTE 8 - REVOLVING CREDIT FACILITIES

In connection with the Combination, Republic Technologies International, LLC entered into a senior revolving credit facility ("Revolver") with Fleet Capital Bank (formerly known as BankBoston, N.A.), as administrative agent, and other lenders. The Revolver was for a total principal amount of up to $425.0 million and secured by accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton CR, including the related melt shop. The amount available at any time was limited by a borrowing base. The borrowing base equaled 60% of eligible inventory subject to a maximum; plus 85% of eligible accounts receivable; plus the lesser of (a) 67% of the appraised liquidation in place value of the Canton CR facility plus the appraised value of the related property in Canton, Ohio, provided that no downward adjustment based on any revaluation was made prior to March 31, 2001 and, (b) $125.0 million, minus the product of $4.5 million and the number of quarters elapsed beginning with the quarter ended December 31, 2000; minus a reserve of between $35.0 million and $50.0 million, which was to be adjusted based on the amount of undrawn available amounts under the facility.

On July 17, 2000 the Revolver was restructured to permit the new subordinated debt mentioned in Note 7, as follows:

a. The cap on the amount to be borrowed against the Canton CR facility was reduced from $125.0 million to $92.0 million, with the reduction in the eligible fixed asset cap being deferred until the first quarter of 2002, with subsequent decreases of $7.5 million per quarter until July 2004;
b. The commitment cap was reduced from $425.0 million to $395.0 million, with subsequent reductions through January 1, 2002;
c.       The reserve of $50.0 million was eliminated;
d.       A minimum liquidity requirement of $3.0 million was established;
e.       Minimum EBITDA requirements were established through June 2004;
f. The acquisition of off-balance sheet financing for the new four stand mill ("4 - Project") and large bar finishing/inspection equipment and certain other projects was permitted; and
g. Capital expenditure caps were revised for fiscal years 2000 through 2004.

There were $329.4 million of borrowings under the Revolver outstanding at December 31, 2000. The weighted average interest rate for the year 2000 was 9.88%. Amounts available under the Revolver at December 31, 2000 were approximately $19.1 million.

Borrowings under the Revolver bear interest, at the Republic Technologies International, LLC's option, of either: a base rate used by Fleet Capital, plus an applicable margin; or a eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans is 1.25% and on eurodollar loans is 3.25%. The applicable margin on base rate and eurodollar loans may be increased by .25% under specified circumstances. As of December 31, 2000, the Fleet Capital Base Rate and the eurodollar rate was 9.5% and 6.79%, respectfully, and the applicable margins were 1.5% and 3.5%, respectively.

Republic Technologies International, LLC must also pay a commitment fee on the unused commitments under the Revolver facility equal to 0.50% per annum, payable monthly in arrears.

The Revolver contains covenants that among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company must also meet minimum quarterly EBITDA requirements at September and December 2000, and March 2001, and minimum trailing twelve month EBITDA requirements quarterly beginning in June 2001 and ceasing in June 2004.

The Company, during 2000, violated a debt covenant under the Revolver with respect to obtaining financing from a third party for the 4-stand project at the Lorain plant prior to December 31, 2000. As a result, a waiver was obtained subsequent to December 31, 2000 that eliminated the requirement to obtain financing from a third party.

See Note 1 for discussion of the Bankruptcy filing and the Company's DIP Credit Agreement which replaced the Revolver on April 3, 2001.

On September 8, 1998, the acquisition by RES Acquisition of Republic was partially funded with short-term borrowings of approximately $65.0 million (the "RES Holding Facility") under the Credit Agreement dated September 8, 1998 between RES Holding and The Chase Manhattan Bank ("Chase"), as administrative agent. The maturity of the RES Holding Facility was June 8, 1999, however, the agreement was extended to September 30, 1999. This debt was refinanced with proceeds of the financing completed concurrent with the Combination.

BarTech had a revolving credit agreement with a group of banks with Chase as agent which originally provided BarTech with borrowings in an aggregate principal amount of up to $90.0 million, of which $5.4 million was in the form of letters of credit. This revolving credit agreement was subsequently amended in September 1997 to provide for the addition of a new revolving sub-facility ("Sub-Facility") and amended certain portions of the original revolving credit agreement. The Sub-Facility component of the amended agreement provided BarTech with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the revolving credit agreement.

On May 5, 1999, BarTech further amended its revolving credit agreement ("BarTech Amended Agreement") in conjunction with the formation of the Republic Technologies International Marketing, LLC ("Marketing JV"). The BarTech Amended Agreement provided for a reduction in BarTech's borrowing capacity to $77.0 million, of which $5.3 million was in the form of letters of credit. In addition, amounts available under BarTech's Sub-Facility were reduced to $2.0 million with this BarTech Amended Agreement. By July 31, 1999, amounts available under the BarTech Amended Agreement were further reduced to $71.5 million and amounts were no longer available under BarTech's Sub-Facility. The maturity date of the BarTech Amended Agreement remained April 2, 2000 and was secured by certain assets and stock of BarTech.

The BarTech Amended Agreement was extinguished with proceeds of the financing completed concurrent with the Combination. The Marketing JV was terminated as a result of the Combination.

NOTE 9 - DEFINED CONTRIBUTION BENEFIT PLANS

The Company currently has a defined contribution retirement plan that covers substantially all salary and non-union hourly employees. Company contributions to the plan are based on age and compensation. The Company provides a defined contribution retirement plan for the former BarTech United Steel Workers of America ("USWA") employees. The Company contribution is seventy cents for every hour worked. This plan will be discontinued March 1, 2001 and the participants merged into the defined benefit plan (see Note 10). The former Republic USWA employees were covered under a defined contribution retirement plan, which was, discontinued September 8, 1998 under the terms of the Master Collective Barging Agreement (collectively, the "Master CBA") and the assets merged into the defined benefit plan (see Note 10). The Company funds contributions to these plans as accrued. Contributions to these plans by the Company and its predecessors were $4.4 million, $2.0 million, $2.3 million, and $1.3 million for the year ended December 31, 2000, the period August 13, 1999 to December 31, 1999, the period January 1, 1999 to August 12, 1999 and the year ended December 31, 1998, respectively.

The Company has a profit sharing plan covering all of its USWA employees. Amounts provided to the profit sharing pool were based on percentages of the consolidated excess cash flows of the Company, as defined in the Master CBA. There was no expense relating to this plan for any of the periods presented.

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

The Master CBA requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intended to be awarded by Republic Technologies International, LLC. Through December 31, 2000, 780 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $96.7 million of workforce reduction charges to date for early retirement benefits and special termination payments.

Under the terms of Master CBA, if the ERBs and VSPs do not achieve targeted headcount reductions, Republic Technologies International, LLC will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERBs and VSPs. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The following is a general description of the Company and its predecessors' defined benefit plans.

REPUBLIC
The Company (formerly Republic) maintains a defined benefit "floor offset" plan, which covers all former Republic USWA employees. The plan, when combined with benefits from an LTV Steel Defined Benefit Pension Plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. The Company's policy is to fund this plan based on legal requirements and tax considerations.

Republic entered into a memorandum of understanding with the PBGC on November 2, 1998, pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the acquisition of Republic or the prospective combination with BarTech, (2) in January 1999, Republic funded the pension plan with an approximate $27.0 million initial contribution and (3) Republic made an additional contribution to such pension plan in the amount of $20.0 million on July 1, 1999. The agreement with the PBGC contemplated additional quarterly contributions commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.625 million per quarter for the next four payments, $9.075 million per quarter for the next four payments and $8.475 million per quarter for the final four payments.

Republic amended the memorandum of understanding with the PBGC on July 14, 2000. According to this Amendment, Republic has agreed to the following terms with
PBGC:

a. During the year 2000, Republic shall pay $2.0 million of the $7.5 million required contribution, due in January, April and July, deferring the balance of the contributions.

b. During the year 2000, Republic shall pay $2.0 million of the $7.625 million required contribution, due in October, deferring the balance of the contribution.

c. During the year 2001, Republic shall pay $2.0 million of the $7.625 million required contribution, due in January, April, and July, deferring the balance of the contribution.

d. During the year 2001, Republic shall pay $2.0 million of the $9.075 million required contribution, due in October, deferring the balance of the contribution.

e. Republic shall pay the total deferred amount of approximately $46.1 million (items A thru D above) in eight equal quarterly installments commencing on January 1, 2002 and continuing through October 1, 2003. The amount of each deferred installment of the required contributions shall be added to the amount of each of the required contributions Republic is obligated to make in the years 2002 and 2003.

The Company (formerly Republic) also sponsors postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Hourly employees become eligible for benefits after completing 15 years of service and reaching age 60. Salary employees become eligible for benefits if they retire after reaching age 65.

BARTECH
Bliss & Laughlin (BLI) maintains defined benefit pension plans covering substantially all hourly employees of its Harvey, Illinois plant. Employees at the Cartersville, Georgia plant are not covered. Benefits are based on years of service and employee's age at termination. CDSC maintains pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plan are based on years of service. Republic Technologies' policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

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

USS/KOBE
The Company (formerly USS/Kobe) sponsors two noncontributory defined benefit plans covering substantially all former USS/Kobe employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. Assets held by the plans are invested primarily in corporate equity and debt securities and interest bearing cash accounts. In addition, pension benefits from USS/Kobe's two defined contribution plans, which cover participating employees, are based upon years of service and career earnings.

In connection with the Combination, Republic Technologies International, LLC agreed with the PBGC to maintain a specified level of funding for the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, based on statutory funding requirements. The agreement with the PBGC with respect to this plan contemplates that contributions will be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4.0 million; for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2.0 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2.0 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2.0 million. The agreement with the PBGC further contemplates that, beginning with 2004, Republic Technologies will make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies International, LLC has provided the PBGC with a $5.0 million letter of credit. The Company currently estimates that approximately $52.2 million of fundings will be required in connection with these obligations through December 2004.

The components of the net periodic pension costs are summarized as follows:


                                                                   Period From    Period From
                                                                    August 13,     January 1,
                                                    Year ended       1999 to        1999 to        Year ended
                                                   December 31,    December 31,    August 12,     December 31,
                                                       2000            1999           1999            1998
                                                  -------------------------------------------------------------
Service cost                                        $  9,527        $  3,744       $  3,719        $  2,376
Interest cost on projected benefit obligations        20,517           7,746          4,662           2,733
Expected return on plan assets                       (19,222)         (6,811)        (3,024)         (2,006)
Amortization of prior service cost                       102              (7)            30              40
Recognized net actuarial (gain)/loss                    (327)            (26)           169              21
Curtailment (gain)/loss                                 (338)          2,962             --              --
                                                  -------------------------------------------------------------
Net periodic pension cost                           $ 10,259        $  7,608       $  5,556        $  3,164
                                                  =============================================================

Net periodic postretirement benefit cost included the following components:


                                                                     Period From    Period From
                                                                     August 13,      January 1,
                                                     Year ended        1999 to        1999 to        Year ended
                                                    December 31,    December 31,     August 12,     December 31,
                                                        2000            1999            1999            1998
                                                  ---------------------------------------------------------------
Service cost of benefit earned                      $  2,198        $    748       $  1,047        $    774
Interest on accumulated postretirement benefit
   obligations                                        17,013           4,289          6,004           2,449

Amortization of prior service cost                        11

Recognized net actuarial (gain)/loss                      (5)            (53)           (74)             42
                                                  ---------------------------------------------------------------
Net periodic postretirement cost                    $ 19,217        $  4,984       $  6,977        $  3,265
                                                  ===============================================================

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets related the to the Company's pension plans and other postretirement benefits are as follows:


                                                          Pension Plans                Other Postretirement Benefits
                                                   ------------------------------     ------------------------------
                                                    December 31,   December 31,         December 31,   December 31,
                                                        2000           1999                 2000           1999
                                                   ------------------------------     ------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $284,569       $101,295             $233,515       $101,302
Service cost                                            9,527          7,463                2,198          1,795
Interest cost                                          20,517         12,408               17,013         10,293
Acquisitions                                               --        145,045                   --        107,556
Foreign currency exchange rate change                   (343)            533                (100)            201
Actuarial (gain) loss                                   5,350       (18,671)                1,115            173
Curtailment  loss                                         247         51,800                   --         20,817
Special termination benefits                               --          3,357                   --             --
Plan transfers                                          3,894             --                   --             --
Benefits paid                                        (24,491)       (18,661)             (15,447)        (8,622)
                                               ------------------------------      ------------------------------
Benefit obligation at end of year                     299,270        284,569              238,294        233,515
                                               ------------------------------      ------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plant assets at beginning of
year                                                  211,133         32,802                9,299             --
Actual return on plan assets                            6,381         19,822                  527             --
Employer contribution                                  18,113         55,221               15,447          8,622
Acquisitions                                               --        121,340                   --          9,299
Foreign currency exchange rate change                   (405)            609                   --             --
Benefits paid                                        (24,491)       (18,661)             (15,447)        (8,622)
Plan transfers                                          3,894             --                   --             --
Assets transferred out                                     --             --              (9,826)             --
                                               ------------------------------      ------------------------------
Fair value of plan assets at end of year              214,625        211,133                   --          9,299
                                               ------------------------------      ------------------------------


Funded status-underfunded                            (84,645)       (73,436)            (238,294)      (224,216)
Unrecognized net actuarial (gain) loss                  (516)       (19,565)                4,731          1,665
Unrecognized prior service cost                         1,195          1,316                  149             --
                                               ------------------------------      ------------------------------
Net amount recognized                               $(83,966)      $(91,685)           $(233,414)     $(222,551)
                                               ==============================      ==============================

Amounts recognized in the statement
of financial position consist of:
       Prepaid benefit cost                          $  4,384       $  3,877                   --             --
       Accrued benefit liability                     (89,943)       (95,562)           $(233,414)     $(222,551)
       Accumulated other comprehensive loss             1,593             --                   --             --
                                               ------------------------------      ------------------------------
Accrued benefit costs                               $( 83,966)      $(91,685)           $(233,414)     $(222,551)
                                               ==============================      ==============================

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                            7.47%          7.47%                7.49%          7.50%
Expected return on plan assets                           8.94%          8.98%
Rate of compensation increase                            2.60%          3.95%

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows:

                                                  2000         1999
                                                  ----         ----
Accumulated benefit obligation                 $284,459      $262,189
Projected benefit obligation                    287,197       263,725
Plan assets at fair value                       200,702       186,452


For measurement purposes, a weighted average annual rate of increase in the per capita cost of covered health care claims of 6.5% was assumed for fiscal 2000; the rate assumed to decrease by approximately 0.5% per year to 4.5% for fiscal 2004, and remain at that level thereafter.

To illustrate the health care cost trend on amounts reported, changing the assumed health care cost trend rates by one percentage point in each year would have the following effects as of and for the fiscal year ended December 31, 2000:

                                                 One Percentage Point
                                             ---------------------------
                                               Increase        Decrease
                                             -----------     -----------

Effect on total service and interest
  cost components                              $ 1,760        $  (926)
Effect on accumulated postretirement
  benefit obligation                            17,437        (15,277)


NOTE 11 - INCOME TAXES

The Company is a limited liability company that is treated as a partnership for income tax purposes and accordingly is not an income taxpaying entity. However, pursuant to the limited liability company agreement, the Company is required to make cash distributions to its members to the extent necessary to satisfy their respective tax obligations. However, the Company believes that certain of its members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot give any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

The provision for income taxes included in the accompanying consolidated/ combined statements of operations for all periods presented represents a provision for foreign income taxes. Deferred income taxes related to the foreign subsidiary are recorded as a component of other accrued liabilities in the consolidated balance sheet. Prior to the Combination, a benefit for domestic income taxes is not included in the accompanying combined statements of operations since the Company's deferred tax benefits for net operating loss carryforwards were entirely offset by provisions for deferred tax valuation allowances.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished, and specialty steels. As discussed previously in Note 1, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such, the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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


                                                         For the Year Ended December 31, 2000
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/    Consolidated/
                                    Hot-Rolled         Finished         Segments          Other           Combined
                                 --------------------------------------------------------------------------------------
Net sales                          $1,114,833        $  280,615        $1,395,448      $ (130,047)      $1,265,401
Depreciation and amortization          55,273             6,202            61,475              --           61,475
Segment profit (EBITDA,
   as defined)                         68,123            13,779            81,902              --           81,902
Segment assets                      1,029,916           145,414         1,175,330          21,754        1,197,084
Capital expenditures                   11,977             1,088            13,065              --           13,065




                                                  For the Period From August 13, 1999 to December 31, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/    Consolidated/
                                    Hot-Rolled         Finished         Segments          Other           Combined
                                 --------------------------------------------------------------------------------------
Net sales                          $   465,267       $   121,233       $   586,500     $   (58,920)     $  527,580
Depreciation and amortization           18,331             2,161            20,492              --          20,492
Segment profit (EBITDA,
    as defined)                        (74,589)             (259)          (74,848)             --         (74,848)
Segment assets                       1,216,231           169,992         1,386,223          29,034       1,415,257
Capital expenditures                    11,891             1,121            13,012              --          13,012


                                                  For the Period From January 1, 1999 to August 12, 1999
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/    Consolidated/
                                    Hot-Rolled         Finished         Segments          Other           Combined
                                 --------------------------------------------------------------------------------------
Net sales                          $ 354,458         $ 203,842         $ 558,300       $ (32,974)      $ 525,326
Depreciation and amortization         17,051             4,838            21,889              --          21,889
Segment profit (EBITDA,
    as defined)                          953            (3,449)           (2,496)             --          (2,496)
Capital expenditures                  18,784             1,574            20,358              --          20,358




                                                            For the Year Ended December 31, 1998
                                 --------------------------------------------------------------------------------------
                                                                                      Inter Segment
                                                        Cold-            Total         Elimination/    Consolidated/
                                    Hot-Rolled         Finished         Segments          Other           Combined
                                 --------------------------------------------------------------------------------------
Net sales                          $ 308,702         $ 226,091         $ 534,793       $ (49,929)      $ 484,864
Depreciation and amortization         13,029             3,078            16,107              --          16,107
Segment profit (EBITDA,
    as defined)                      (15,187)            6,346            (8,841)             --          (8,841)
Segment assets                       515,735           167,594           683,329         204,736         888,065
Capital expenditures                  12,772             2,778            15,550              --          15,550

NOTE 13 - RELATED PARTY TRANSACTIONS

From April 1996 to August 13, 1999, Blackstone and Veritas received annual monitoring fees from BarTech equal to $0.9 million per year pursuant to a monitoring agreement. Under the terms of the monitoring agreement, Blackstone and Veritas provided management and financial monitoring services to BarTech. Blackstone and Veritas have split the monitoring fees paid evenly between them. BarTech has also reimbursed Blackstone and Veritas for their out-of-pocket expenses incurred in providing such services.

In connection with the acquisition of Republic in 1998, RES Holding paid transaction fees of $3.4 million to Blackstone and $800 thousand to Veritas and reimbursed them for all related out-of-pocket expenses. In addition, pursuant to a monitoring agreement entered into with RES Holding, Blackstone and Veritas were entitled to receive an annual monitoring fee for providing management and financial monitoring services equal to $1.125 million, with Blackstone receiving 75% and Veritas receiving 25% of this monitoring fee. RES Holding has reimbursed Blackstone and Veritas for their out-of-pocket expenses incurred in providing these services. Approximately $2.4 million of accrued but unpaid BarTech and RES Holding monitoring fees were paid following the Combination.

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed Blackstone, Veritas, USX, and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4.0 million.

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

During the year ended December 31, 2000, the periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, and the year ended December 31, 1998, the Company had approximately $112.9 million, $43.6 million, $54.2 million, and $89.0 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arms-length terms.

The Company and Haynes Specialty Steels Company, a subsidiary of Haynes, a company controlled by Blackstone, were parties to a facilities management agreement dated as of April 15, 1999, by which Haynes agreed to manage the Company's Baltimore, Maryland and Canton, Ohio (Harrison Avenue) specialty steel finishing facilities. The Company continued to own these facilities and approved all material expenditures and financial decisions of Haynes with respect to these facilities. As compensation for the services provided, Haynes received management fees equal to the total compensation costs, including benefits, of the Haynes personnel providing management services to the Company that was allocable to the time these personnel devoted to these facilities. In addition, Haynes was reimbursed by the Company for all of its reasonable out-of-pocket expenses incurred in connection with the provision of management services. This agreement was terminated during 2000.

In connection with the Combination, the Company entered into the following agreements with USX, Kobe and FirstEnergy Service Corp. ("FirstEnergy") (another equity investor in the Company's indirect parent) or their affiliates:

ROUND SUPPLY AGREEMENT
----------------------
The Company entered into a five-year supply agreement with USX and the new tubular company owned by USX, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular company also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular company is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold $184.6 million of seamless rounds to USX in the year ended December 31, 2000.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that Republic Technologies purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased $69.6 million of coke from USX in the year ended December 31, 2000.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased $93.5 million of iron ore pellets from USX in the year ended December 31, 2000.

TECHNOLOGY TRANSFER AGREEMENTS
------------------------------
The Company entered into technology transfer and related agreements with Kobe and one of its affiliates which provides the Company with a license to use various Kobe technology and requires Kobe to provide the Company with various technical assistance in return for annual payments to Kobe of $1.0 million.

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

ENERGY MANAGEMENT AGREEMENT
---------------------------
In connection with the consummation of the Combination, the Company entered into an agreement with FirstEnergy under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, it is likely that much of the Company's energy purchasing requirements will eventually be filled by FirstEnergy. Also in connection with the consummation of the Combination, FirstEnergy purchased $30.0 million of the Series C convertible preferred stock of Republic Technologies International, Inc. (the Company's ultimate parent).

In connection with the Combination, the Company also entered into an agreement with the new tubular steel company owned by USX regarding the provision of various utilities and an agreement with USX regarding the provision of various transitional services. In addition, at the closing of the Combination, the Company entered into an agreement with USX regarding payment of certain payables owed by USS/KOBE to USX.

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

The Company uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was approximately $10.2 million, $2.7 million, $1.3 million, and $2.4 million for the year ended December 31, 2000, the period from August 13, 1999 to December 31, 1999, the period from January 1, 1999 to August 12, 1999 and the year ended December 31, 1998, respectively. At December 31, 2000, total minimum lease payments under noncancellable operating leases are $7.2 million in 2001, $4.6 million in 2002, $2.6 million in 2003, $1.0 million in 2004, $0.6 million in 2005 and $1.8 million thereafter. The Company sublets BarTech's former Seven Hills, Ohio headquarters building which provided income of approximately $88 thousand in 1999 and $231 thousand in 2000, and will offset future minimum lease obligations by approximately $200 thousand in 2001-2004 and $100 thousand thereafter.

On December 3, 1998, Republic entered into a technical exchange agreement with Sanyo Special Steel Company of Japan ("Sanyo") for a total of $6.0 million. The forty-eight month agreement involves technical assistance in melting, refining, and casting technologies. Republic also entered into an agreement to share in the cost and benefits of a similar agreement between BarTech and Sanyo dated January 25, 1999. The BarTech and Sanyo agreement is also for a period of forty-eight months with total payments of $6.0 million. Obligations under both agreements as of December 31, 2000 are as follows: 2001--$2.4 million and 2002--$1.8 million.

Republic Technologies International, Inc., the Company's ultimate parent, has $5.5 million Series A Preferred Stock outstanding that was mandatorily redeemable on September 26, 2000, payment for which is expected to be made by Republic Technologies International, Inc. from distributions or loans from the Company. On October 6, 2000, Bethlehem Steel Corporation and Republic Technologies International, Inc. arranged for the deferral of the redemption of $5.5 million Series A Preferred Stock. On September 29, 2000, the Company redeemed $0.5 million of Class A Members' Interest so that the Parent Company could redeem the same amount of Cumulative Preferred Stock. The Company as of December 31, 2000 redeemed an additional $1.2 million of Class A Member's Interest. The parties previously acknowledged that the redemption would be made in installments during 2001, $0.1 million of which was made prior to the Petition Date. Since filing under Chapter 11, no shares have been redeemed.

NOTE 15 - ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company expects to expend approximately $6.4 million during the next twenty-four months for environmental control measures. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $15.4 million to $25.1 million over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $19.6 million and $21.4 million as of December 31, 2000 and 1999, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated/combined balance sheets.

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

NOTE 16 - DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operations in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the specialty steels division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. During the period from August 13, 1999 to December 31, 1999, a provision of $6.4 million was made for the estimated additional loss related to the ultimate disposition of the specialty steels division. In the year ended December 31, 2000, an additional provision of $16.8 million was made for the estimated additional loss from disposition, including a charge of $7.0 million taken for the permanent shutdown of the Baltimore Specialty facility.

The Company sold certain assets from its Baltimore plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the specialty steels division. Management anticipates the disposition to be completed during the second quarter of 2001.


                                Year Ending          Period From             Period From            Period From
                               December 31,      August 13, 1999 to      January 1, 1999 to     September 8, 1998 to
                                   2000           December 31, 1999        August 12, 1999       December 31, 1998
                             -----------------------------------------------------------------------------------------
Net sales                        $ 44,556          $ 16,991                $ 30,016               $ 21,382
Gross loss                         (7,645)           (3,779)                 (1,249)                  (530)

Loss before income taxes          (12,614)           (5,441)                 (3,480)                (2,281)
Provision for income taxes             --                --                      --                     --
                             -----------------------------------------------------------------------------------------
Net loss                         $(12,614)         $ (5,441)               $ (3,480)              $ (2,281)
                             =========================================================================================

The components of net assets of discontinued operations included in the Company's balance sheets as assets held for sale were as follows:


                                                       December 31, 2000         December 31, 1999
                                                    -----------------------   -----------------------
Assets held for sale, current- Inventories                  $  9,306                  $15,219
                                                    =======================   =======================

Assets held for sale, non-current - Property,
      plant and equipment                                   $  7,294                  $ 9,009
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

REDEEMABLE MEMBERS' INTEREST - CLASS A
     It is not practicable to estimate the fair value of this members' interest, which is not publicly traded.

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

The estimated fair values of the Company's financial instruments are as follows:
(in thousands)


                                      December 31, 2000             December 31, 1999
                                  ---------------------------   --------------------------
                                   Carrying         Fair         Carrying        Fair
                                    Amount          Value         Amount         Value
                                  ------------   ------------   ------------  ------------
Cash and cash equivalents           $  1,795      $  1,795       $  4,637      $  4,637
Long-term debt                       513,572       115,400        483,453       370,527
Redeemable members' interest           3,800           N/A          5,500           N/A

NOTE 18 - RESTRUCTURING CHARGES AND RESERVES

During 2000, the Company shutdown two of its production facilities: the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility, and announced the shutdown of its Willimantic, Connecticut cold-finishing facility to occur during 2001. The Johnstown facility closed in August 2000, and the Canton 12" facility closed in October of 2000. These actions were undertaken in an attempt to reduce costs and improve efficiency. As a result of these actions, the Company recorded charges of $74.7 million during the year.

The Company recorded restructuring charges of $66.5 million during the year related to the closing of the Johnstown facility. These charges consisted of a $40.6 million write-down of property, plant, and equipment, $6.0 million of facility closure costs, and $3.2 million in additional environmental remediation required as a result of the closure. The restructuring charges also included hourly employee separation costs of $16.0 million for hourly workers and $.7 million for non-hourly severance. The hourly employee separation charge was based on estimates of the cost of an agreement reached with the USWA.

Restructuring charges of $3.5 million were also recorded during the year related to the announced closing of the Willimantic facility. These charges consisted of a $3.2 million write-down of property, plant, and equipment and $.3 million in additional environmental remediation required as a result of the closure. No charges have been recorded for employee separation costs as it is currently anticipated that most affected employees will be offered suitable alternative employment at other Company facilities or a combination of voluntary ERBs and VSPs.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" rolling facility was part of the Company's original consolidation plan contemplated at the time of the Republic acquisition. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" facility were recorded at the date of the Republic acquisition. Charges for hourly labor of $1.4 million were recorded during 2000 related to employment security provisions in the labor agreement with the USWA. The Company has not recorded a provision for hourly employee separation costs. It is currently anticipated that most affected hourly employees will be offered suitable alternative employment at other nearby facilities or a combination of voluntary ERBs and VSPs.

The Company had previously recorded a reserve for the reduction of non-union labor and other shutdown reserves at the date of the Republic acquisition related to the manufacturing locations selected for closure (the Canton 12" rolling facility and the Chicago 11" rolling facility) amounting to $4.4 million and $1.9 million, respectively. Adjustments reducing these previously recorded reserves due to changes in estimates were recorded in 2000 amounting to $1.4 million.

Additionally, a reserve for the reduction of administrative labor amounting to $4.6 million during 2000 was recorded as a restructuring charge in the consolidated statement of operations.

The activity impacting the accruals for restructuring during the year ended December 31, 1998, the period from January 1, 1999 to August 12, 1999, the period from August 13, 1999 to December 31, 1999, and the year ended December 31, 2000, based on available information, is summarized in the table below:


                                                 Asset Write-      Labor &            Facility
                                                    Downs         Severance            Closure           Total
                                                                                        Costs
                                                --------------- ---------------     --------------    -------------
January 1, 1998                                                       $     --            $    --         $     --
    Purchase accounting adjustments                                      3,534                 --            3,534
    Provision                                                               --                320 (a)          320
    Amount utilized                                                         --                 --               --
    Adjustments                                                             --                 --               --
                                                                      --------            -------         --------
December 31, 1998                                                        3,534                320            3,854
                                                                      --------            -------         --------

    Purchase accounting adjustments                                        860              1,917            2,777
    Provision                                                               --                 --               --
    Amount utilized                                                     (1,128)                --           (1,128)
    Adjustments                                                             --                 --               --
    Reclass against environmental liabilities                               --               (792)            (792)
                                                                      --------            -------         --------
August 12, 1999                                                          3,266              1,445            4,711
                                                                      --------            -------         --------

    Provision                                                               --                 --               --
    Amount utilized                                                     (2,179)                --           (2,179)
    Adjustments                                                           (323) (a)            --             (323)
                                                                      --------            -------         --------
December 31, 1999                                                          764              1,445            2,209
                                                                      --------            -------         --------

    Provision                                       $   43,739          22,851              9,502           76,092
    Amount utilized                                                     (5,047)            (2,476)          (7,523)
    Adjustments                                                             --             (1,434)          (1,434)
    Reclass against inventory                                                                (652)            (652)
    Reclass against property, plant and
         equipment                                     (43,739)                                            (43,739)
                                                    ----------        --------           --------        ---------
December 31, 2000                                   $      --         $ 18,568           $  6,385        $  24,953
                                                    ==========        ========           ========        =========

(a)  Amount is recorded in selling, general and administrative expense.

NOTE 19 - GOODWILL IMPAIRMENT CHARGE

During the fourth quarter of 2000, the Company recognized a non-cash impairment charge of $79.6 million related to the write-off of its unamortized goodwill balance. The industry-wide market conditions and the Company's high level of indebtedness following the Combination have adversly impacted operations and the Company's ability to implement its consolidation plan. These factors have lead to the need to significantly revise the Company's operating plan and related financial forecast. Based on the Company's current capital structure, the revised operating plan and corresponding anticipated future operating cash flows less anticipated capital expenditures are expected to be insufficient to recover the unamortized goodwill balance. Accordingly, the carrying value of the Company's goodwill balance has been reduced to zero.

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                             Additions
                                            --------------------------------------------
                                                                           Charged to
                               Balance at    Charged to                  Other Accounts                     Balance at
                                Beginning     Costs and                    - Describe       Deductions     End of Year
         Description             of Year      Expenses     Recoveries                      from Reserves
------------------------------ ------------ -------------- ------------ ----------------- ---------------- -------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
             2000                 $  8,798        $10,534                                                      $ 19,332
             1999                    2,679          6,534    $ 40         $  403 (b)(d)        $(858)             8,798
             1998                      817            448     (11)         1,630 (a)(b)(c)      (205)             2,679

RESERVES FOR
  INVENTORIES:
             2000                  $13,585                                                     $ (6,935)       $  6,650
             1999                    2,364        $11,221                                                        13,585
             1998                                   2,364                                                         2,364

VALUATION ALLOWANCE
  FOR DEFERRED TAX ASSETS:
             2000                      N/A            N/A     N/A            N/A                    N/A             N/A
             1999                      N/A            N/A     N/A            N/A                    N/A             N/A
             1998                  $42,736        $16,934                                                       $59,670


(a) Includes allowance recognized in connection with the acquisition of Republic Engineered Steels, Inc.

(b)  Foreign currency translation.

(c)  Addition to allowance due to reclassification of $60.

(d) Includes allowance recognized in connection with the acquisition of USS/Kobe Steel Company's SBQ bar division.