Form 10-Q
period 2001-03-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2001-06-07
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the three month period                Commission File Number: 333-90709-04
ended March 31, 2001                                              ------------




                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                    34-1902647
-------------------------------------------   ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)



   3770 EMBASSY PARKWAY
   AKRON, OHIO  44333-8367                             (330) 670-3000
-------------------------------------------   ---------------------------------
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
                             X  Yes  No
                           ----         ----




Number of shares outstanding of common stock as of May 11, 2000: AS OF MAY 31, 2001, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.         Unaudited Financial Statements

                Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000        3

                Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                          4-5

                Consolidated Statements of Members' Interest for the Three Months Ended March 31, 2001
                and the Year Ended December 31, 2000                                                            6

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000        7

                Notes to Consolidated Financial Statements                                                      8-13

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations           13-16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      16

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.         Legal Proceedings                                                                               17

Item 2.         Changes in Securities                                                                           17

Item 3.         Defaults Upon Senior Securities                                                                 17

Item 4.         Submission of Matters to a Vote of Security Holders                                             17

Item 5.         Other Information                                                                               17

Item 6.         Exhibits and Reports on Form 8-K                                                                17

                Signatures                                                                                      18

                 PART I - FINANCIAL INFORMATION
                 ------------------------------

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   Three Months Ended  Three Months Ended
                                                     March 31, 2001      March 31, 2000

Net sales                                               $ 266,511          $ 358,523
Cost of goods sold (including freight expense of
   6,933 and 6,680, respectively)                         291,229            334,125
                                                        ---------          ---------

Gross profit (loss)                                       (24,718)            24,398

Selling, general and administrative expense                12,419             14,574

Monitoring fees                                             1,000              1,000

Depreciation and amortization expense                      14,440             15,695

Special charges:

   Workforce reduction charges (Note 4)                    10,117              1,235

   Restructuring charges (Note 5)                             858              1,548

Loss (gain) on sale of assets                              (2,298)                26

Other expense, net                                            181                918
                                                        ---------          ---------

Operating loss                                            (61,435)           (10,598)

Interest expense, net                                      29,996             26,721
                                                        ---------          ---------

Loss before income taxes                                  (91,431)           (37,319)

Provision for income taxes                                    207                175
                                                        ---------          ---------

Net loss                                                $ (91,638)         $ (37,494)
                                                        =========          =========





The accompanying notes are an integral part of these statements.

 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
             March 31, 2001 and December 31, 2000
                  (In thousands of dollars)
                         (Unaudited)

                                                                  March 31, 2001    December 31, 2000
                                                                  --------------    -----------------
ASSETS

Current assets:
        Cash and cash equivalents                                  $     3,090         $     1,795
        Accounts receivable, less allowances of $14,781 and
        $25,210, respectively                                          152,698             129,278
        Inventories (Note 3)                                           210,065             271,154
        Assets held for sale (Note 7)                                    8,313               9,306
        Prepaid expenses and other current assets                        6,962              11,389
                                                                   -----------         -----------

     Total current assets                                              381,128             422,922

Property, plant and equipment:
        Land and improvements                                           14,362              15,039
        Buildings and improvements                                      35,336              35,126
        Machinery and equipment                                        722,092             716,437
        Construction-in-progress                                         6,469              13,802
                                                                   -----------         -----------

Total property, plant and equipment                                    778,259             780,404

Accumulated depreciation                                              (114,830)           (102,492)
                                                                   -----------         -----------

Net property, plant and equipment                                      663,429             677,912

Assets held for sale (Note 7)                                            2,652               7,294

Intangible assets, net of accumulated amortization                      78,472              79,783
        of $17,696 and $15,842, respectively

Other assets                                                            12,382               9,173
                                                                   -----------         -----------

Total assets                                                       $ 1,138,063         $ 1,197,084
                                                                   ===========         ===========




The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        March 31, 2001       December 31, 2000
                                                                        --------------       -----------------
LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
       Accounts payable                                                     $ 255,119              $ 234,811
       Accrued interest                                                        22,561                 34,220
       Accrued compensation and benefits                                       41,675                 38,310
       Other postretirement benefits                                           15,794                 15,794
       Defined benefit pension obligations                                     20,854                 20,854
       Accrued environmental liabilities                                        2,109                  3,668
       Other accrued liabilities                                               60,306                 63,127
       Current maturities of long-term debt                                    11,318                 11,318
       Revolving credit facility                                              342,794                329,398
                                                                          -----------            -----------
Total current liabilities                                                     772,530                751,500

Long-term debt                                                                504,433                502,254
Other postretirement benefits                                                 221,105                217,620
Defined benefit pension obligations                                            73,734                 69,089
Accrued environmental liabilities                                              17,771                 15,933
Other liabilities                                                              43,310                 43,101
                                                                          -----------            -----------
Total liabilities                                                           1,632,883              1,599,497

Mandatory redeemable members' interest - Class A Units                          3,700                  3,800

Members' interest:
       Class B Units                                                         (527,798)              (435,689)
       Class C Units                                                           32,500                 32,125
       Accumulated other comprehensive loss                                    (3,222)                (2,649)
                                                                          -----------            -----------
Total members' interest                                                      (498,520)              (406,213)
                                                                          -----------            -----------

Total liabilities and members' interest                                   $ 1,138,063            $ 1,197,084
                                                                          ===========            ===========




The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF MEMBERS' INTEREST
 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          Accumulated
                                                                             Other           Total
                                        Class B           Class C        Comprehensive      Members'        Comprehensive
                                         Units             Units         Income (Loss)      Interest        Income (Loss)
                                      -----------        ---------       -------------     ----------      --------------
Balance, January 1, 2000               $(146,594)        $  30,625        $    (673)        $(116,642)
 Accrual of preferred return              (1,861)            1,500                -              (361)
 Net loss                               (287,234)                -                -          (287,234)        $(287,234)
 Other comprehensive income:
   Foreign currency translation
     adjustment                                -                 -             (383)             (383)             (383)
 Minimum pension liability
     adjustment                                -                 -           (1,593)           (1,593)           (1,593)
                                      ------------------------------------------------------------------    ---------------
Balance, December 31, 2000              (435,689)           32,125           (2,649)         (406,213)        $(289,210)
                                      ------------------------------------------------------------------    ===============
 Accrual of preferred return                (471)              375                -               (96)
 Net loss                                (91,638)                -                -           (91,638)        $ (91,638)
 Other comprehensive income:
   Foreign currency translation
     adjustment                                -                 -             (573)             (573)             (573)

                                      ------------------------------------------------------------------    ===============
Balance, March 31, 2001                $(527,798)        $  32,500        $  (3,222)        $(498,520)        $ (92,211)
                                      ==================================================================    ===============



The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                    MARCH 31, 2001     MARCH 31, 2000
                                                                  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(91,638)        $(37,494)
    Adjustments to reconcile net cash used
        in operating activities:
    Restructuring charges                                                    858            1,548
    (Gain)/Loss on sale of fixed assets                                   (2,298)              26
    Depreciation and amortization                                         14,440           15,695
    Accretion of original issue discount                                     693              658
    Amortization of deferred financing cost                                1,038              709
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                  (23,420)         (46,255)
        Decrease in inventory                                             61,089           51,401
        Decrease in prepaid assets                                         4,427            1,482
        Increase in accounts payable                                      20,308              673
        Increase in accrued compensation and
            benefits                                                       3,365              507
        Increase (decrease) in defined benefit pension
            obligations                                                    4,645           (4,536)
        Increase in other postretirement benefits                          3,485            8,391
        Increase (decrease) in accrued environmental liabilities             279             (207)
        Decrease in other current liabilities                            (16,203)         (13,572)
    Other                                                                  2,935           (5,680)
                                                                        --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                    (15,997)         (26,654)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (835)          (3,487)
    Disposition of property, plant and equipment                           3,991            1,785
                                                                        --------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        3,156           (1,702)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                           2,000                -
    Net (payments)/proceeds under revolving credit facilities             13,396           29,219
    Repayments of long-term debt                                            (514)            (555)
    Redemption of class A members' interest                                 (100)               -
    Payment of preferred return                                              (73)               -

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 14,709           28,664
                                                                        --------         --------
Effect of exchange rate changes on cash                                     (573)             (43)
                                                                        --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,295              265
Cash and cash equivalents - beginning of period                            1,795            4,637
                                                                        ========         ========
Cash and cash equivalents - end of period                               $  3,090         $  4,902
                                                                        ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                  $ 41,769         $ 33,489
                                                                        ========         ========
Cash paid for income taxes                                              $     47         $    317
                                                                        ========         ========





The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except as noted)
                                   (Unaudited)

1.  NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International Holdings, LLC and subsidiaries (the "Company") manufactures and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment industries. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

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

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and unsecured debt. Subsequent to the Petition Date, the secured debt will be classified as a current liability and the unsecured debt will be classified as liabilities subject to compromise.

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at May 31, 2001 was $26.9 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton Ohio Caster and Continuing Rolling Facility, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA as defined in the DIP Credit Agreement and limit its net capital expenditures.

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

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets and the subsequent Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain results for Republic Technologies International Holdings, LLC and its subsidiaries for the three months ended March 31, 2001 and 2000. These consolidated statements are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business ("Specialty Steel Division"). The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company sold certain assets from its Baltimore specialty steel plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The accompanying consolidated financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 7 for further information related to discontinued operations.

A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The accompanying consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. For financial statement periods after April 2, 2001 (the Petition Date), the Company's consolidated financial statements will be presented in accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Under Fresh Start Accounting, a revaluation of Company assets to reflect current values can be expected.

3.  INVENTORIES

The components of inventories are as follows:

                                           March 31, 2001   December 31, 2000
                                           --------------   -----------------
Raw materials                                $ 14,939           $ 21,583
Semi-finished and finished goods              195,126            249,571
                                             --------           --------
Total                                        $210,065           $271,154
                                             ========           ========

At March 31, 2001 and December 31, 2000, inventories are net of market reserves and obsolescence reserves aggregating $7.5 million and $6.7 million, respectively.

4.  WORKFORCE REDUCTION CHARGES

In connection with the Republic acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and BarTech facilities with employees represented by the United Steel Workers of America ("USWA") were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA expires on October 31, 2003. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former Bliss & Laughlin Harvey, Illinois facility, and the creation of a defined benefit pension plan obligation covering employees at former BarTech facilities. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans.

The Master CBA requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intended to be awarded by the Company. Through March 31, 2001, 829 voluntary ERB packages were accepted. As such, the Company has recorded $106.8 million of workforce reduction charges to date for early retirement benefits and special termination payments.

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

5.  RESTRUCTURING CHARGES AND RESERVES

The Company continues to execute its consolidation plan developed at the time of the Combination. Through the consolidation plan, the Company expects to create a more efficient, higher quality network of production facilities operated by a smaller more flexible workforce and to rationalize the corporate overhead structure of the combined companies. During 2000, the Company shutdown two of its production facilities: the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility, announced the shutdown of its Willimantic, Connecticut cold-finishing facility, which occurred in March of 2001, and continued to rationalize the corporate overhead structure of the combined companies.

As a result of these actions, the Company recorded charges of $74.7 million during 2000 and $.9 million during the three months ended March 31, 2001. The charges recorded during 2000 were for the write-down of property, plant, and equipment for certain affected facilities and to establish reserves for labor and severance costs, other than ERBs and VSPs discussed in Note 4, and facility closure costs. The $.9 million charge recorded in the first quarter of 2001 was for severance costs relating to additional administrative staff reductions. Also during the first quarter of 2001, an adjustment of $1.5 million was recorded in the restructuring reserves that represents a change in estimate in the reserve for facility closure costs, which was provided from recoveries on dispositions of property, plant, and equipment previously written down through asset impairment charges.

During 2000, the Company recorded restructuring charges of $66.5 million related to the closing of the Johnstown facility. These charges consisted of a $40.6 million write-down of property, plant, and equipment, $6.0 million of facility closure costs, and $3.2 million in additional environmental remediation required as a result of the closure. The restructuring charges also included hourly employee separation costs of $16.0 million for hourly workers and $.7 million for non-hourly severance. The hourly employee separation charge was based on estimates of the cost of an agreement reached with the USWA.

Restructuring charges of $3.5 million were also recorded during 2000 related to the announced closing of the Willimantic facility. These charges consisted of a $3.2 million write-down of property, plant, and equipment and $.3 million in additional environmental remediation required as a result of the closure. All of the affected employees accepted ERBs or VSPs in the second quarter of 2001.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" rolling facility was part of the Company's original consolidation plan contemplated at the time of the Republic acquisition. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" facility were recorded at the date of the Republic acquisition. Charges for hourly labor of $1.4 million were recorded during 2000 related to employment security provisions in the labor agreement with the USWA. The Company has not recorded a provision for hourly employee separation costs in view of the fact that all affected employees were offered and have accepted suitable alternative employment at other Company facilities.

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

Additionally, a reserve for the reduction of administrative labor amounting to $4.6 million during 2000, including $1.5 million for the first quarter 2000, was recorded as a restructuring charge in the consolidated statement of operations.

The activity impacting the accruals for restructuring reserves during the year three months ended March 31, 2001, is summarized in the table below:

                                   Labor &          Facility
                                  Severance          Closure            Total
                                                      Costs
                                  --------          --------          --------

December 31, 2000                 $ 18,568          $  6,385          $ 24,953
    Provision                          858                                 858
    Amount utilized                 (1,902)           (1,170)           (3,072)
    Adjustments                      1,544                               1,544
                                  --------          --------          --------
March 31, 2001                    $ 17,524          $  6,759          $ 24,283
                                  ========          ========          ========

6.  SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 2, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, other postretirement benefit charges, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

HOT-ROLLED
Hot-rolled bars and rods are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled products include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled products include rounds, squares and hexagons, in both cut-lengths and coils. Customers for hot-rolled products include manufacturers of automotive parts, industrial equipment, independent forgers, steel service centers, and converters. The Company's hot-rolled products are used in the manufacture of end-use products such as automotive drive trains, engine and transmission parts, bearings and tractor components.

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

                                                             For the Three Months Ended March 31, 2001
                                         ----------------------------------------------------------------------------------
                                                                                          Inter Segment
                                                             Cold-           Total         Elimination/
                                           Hot-Rolled       Finished        Segments          Other         Consolidated


Net sales                                      $ 234,245        $59,313        $ 293,558        $(27,047)       $  266,511

Depreciation and amortization                     13,181          1,259           14,440               --           14,440

Segment profit (EBITDA, as defined)              (32,075)          (449)         (32,524)              --         (32,524)

Segment assets                                   990,129        129,277        1,119,406           18,540        1,137,946

Capital expenditures                                 783             52              835               --              835


                                                             For the Three Months Ended March 31, 2000
                                         ----------------------------------------------------------------------------------
                                                                                          Inter Segment
                                                             Cold-           Total        Elimination/
                                           Hot-Rolled       Finished        Segments          Other        Consolidated


Net sales                                      $ 314,627        $82,453        $ 397,080        $(38,557)        $ 358,523

Depreciation and amortization                     14,479          1,216           15,695              --            15,695
Segment profit (EBITDA, as defined)               10,838          3,500           14,338              --            14,338

Segment assets                                 1,195,946        265,925        1,461,871         (75,079)        1,386,792

Capital expenditures                               3,248            239            3,487              --             3,487

7.  DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its Specialty Steel Division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operations in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the Specialty Steel Division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. During the year ended December 31, 2000, a provision of $9.8 million was made for estimated additional loss and a charge of $7.0 million was taken for the permanent shutdown of the Baltimore Specialty facility. In the three months ended March 31, 2001, no additional provision was recorded related to the Specialty Steel Division.

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

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):



                                              Three Month's Ended March 31
                                               2001                 2000
                                            --------------------------------
Net sales                                   $  6,324             $ 12,902
Gross loss                                    (1,541)              (2,651)

Loss before income taxes                      (1,123)              (3,843)
Provision for income taxes                        --                   --
                                            --------------------------------
Net loss                                    $ (1,123)            $ (3,843)
                                            ================================

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale are as follows:

                                             March 31, 2001  December 31, 2000
                                             --------------  -----------------


Assets held for sale, current- Inventories         $8,313        $9,306
                                                   ======        ======

Assets held for sale, non-current - Property,
       plant and equipment                         $2,652        $7,294
                                                   ======        ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS
The following discussion relates to the Company's consolidated results of operations for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000 Net sales for the three months ended March 31, 2001 totaled $266.5 million on shipments of approximately 536,991 net tons compared with net sales of $358.5 million for the three months ended March 31, 2000 on shipments of approximately 708,800 tons. Net sales for the three months ended March 31, 2001 were comprised of $207.2 million for hot-rolled and $59.3 million for cold-finished, compared with hot-rolled net sales of $276.1 million and cold-finished net sales of $82.5 million for the three months ended March 31, 2000. The decrease in net sales and tons shipped reflects the weak demand in the automotive and service center markets that has negatively effected the results for the three months ended March 31, 2001. There was also an overall decrease in net selling value per ton shipped of $9.50 or 1.9% from the three months ended March 31, 2000 to the three months ended March 31, 2001. This was due to the change in product as the Company's less value added semi-finished sales were higher in the first quarter of 2001 than in the prior year.

Cost of sales totaled $291.2 million, or 109.3% of net sales, for the three months ended March 31, 2001 compared with cost of sales of $334.1 million, or 93.9% of net sales, for the similar period ended March 31, 2000. Cost of sales for the three months ended March 31, 2001 consisted of $233.5 million on hot-rolled products and $57.7 million on cold-finished products compared with $257.9 million on hot-rolled products and $76.2 million on cold-finished products for the three months ended March 31, 2000. The overall increase in cost of sales as a percentage of net sales from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily due to reduced units of production in the current quarter coupled with primarily fixed labor costs.

Selling, general and administrative expenses were $12.4 million, or 4.7% of net sales, for the three months ended March 31, 2001 compared with $14.6 million, or 4.1% of net sales, for the three months ended March 31, 2000. The overall decrease in selling, general and administrative expenses is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter.

Depreciation and amortization expenses were $14.4 million for the three months ended March 31, 2001, compared with $15.7 million for the three months ended March 31, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $10.1 million for the three months ended March 31, 2001, compared with $1.2 million for the three months ended March 31, 2000. The increase was due to 49 voluntary early retirement buyouts ("ERBs") being accepted during the first three months of 2000 compared to 6 ERBs accepted during the first three months of 2000.

Restructuring charges were $.9 million and $1.5 million of severance related costs for administrative staff reductions for the three months ended March 31, 2001 and 2000, respectively. This was caused by a reduced amount of terminations in the first quarter of 2001 as compared to the first quarter of 2000.

Net interest expense was $30.0 million for the three months ended March 31, 2001 compared with $26.7 million for the three months ended March 31, 2000. The $3.3 million increase in net interest expense was attributable to the increased average borrowings during the quarter over the first quarter of 2000.

The provision for income taxes for the three month periods ended March 31, 2001 and 2000, consisted of currently payable income taxes, primarily foreign income taxes owed by Canadian Drawn Steel Company ("CDSC").

As a result of the above, the Company reported a net loss of $91.6 million for the three months ended March 31, 2001 compared with a net loss of $37.5 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its revolving credit facility. Subsequent to the Petition Date, sources of liquidity also include its debtor-in-possession facility, which is provided by the same group of banks that provided the revolving credit facility.

The Company's primary liquidity needs prior to the Petition Date related to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's members.

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

Capital Expenditures
--------------------

The Company invested $835.2 thousand in capital expenditures during the three months ended March 31, 2001 and $13.1 million during the year 2000. The Company's debtor-in-possession facility limits capital expenditures to $29.0 million in 2001 and $30.2 million in 2002. The Company's four-year consolidation plan originally contemplated construction of a new large bar mill which management estimates would cost approximately $90 million. The plan to construct this facility is currently under review and subject to the outcome of the Chapter 11 proceedings.

Debt Service Requirements
-------------------------

On April 3, 2001, the Company has entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at May 31, 2001 was $26.9 million.

Although the Company has obtained a debtor-in-possession credit facility, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facility and the ability to obtain other financing. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate.

The accrual and payment of interest on debt facilities, other than the debtor-in-possession facility, has been suspended subsequent to the Petition Date. All such debt service requirements are subject to the outcome of the Chapter 11 proceedings.

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

The Company's lower than expected sales in the first quarter of 2001 caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including increasing spot prices, reducing administrative staff, implementing cost cutting programs, reducing inventories, and closing operations. The Company closed its Baltimore, Maryland Specialty Steel facility and its Willimantic cold-finishing plant in the first quarter of 2001. In addition, the Company reduced its planned capital expenditures from $48.0 to $13.1 million for the year 2001, and obtained deferrals of approximately $46.0 million of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003. The Company is also in the process of selling its specialty steels division and expects to complete the sale in the second quarter of this year. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

Notwithstanding these actions, on April 2, 2001, the Company and the majority of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court (see Note 1 to the consolidated financial statements).

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

FORWARD LOOKING STATEMENTS
Statements included in this filing with the SEC (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

         -        the Company's ability to develop and obtain approval of a plan of reorganization during its Chapter 11 proceedings;
         -        the Company's ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;
         - the Company's ability to implement its consolidation plan and to realize the expected benefits of the Combination in the time frame and at the costs currently contemplated;
         - market conditions and general risks associated with the steel industry; and
         - the matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

The reader should not place undue reliance on the forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company has a cold-finished facility in Canada and is, therefore, subject to foreign currency exchange rate exposure. Historically, the exchange rate volatility and related exposure to the Company has been minimal. At the present time, the Company does not hedge foreign currency risks.

The Company is exposed to market risks due to changes in interest rates with respect to certain of its long-term debt. The fair value of the Company's Senior Notes was determined using quoted market prices. At March 31, 2001, the fair value of the Company's senior notes was $57.4 million based on the quoted price of $13.50 per $100 of par value. There was no significant change in the fair value of the remainder of the Company's debt from December 31, 2000.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Bankruptcy Filings. On April 2, 2001, Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

The Chapter 11 cases have been assigned to Judge Marilyn Shea-Stonum and designated as case Numbers 01-51117 (Republic Technologies International, LLC), 01-51118 (Republic Technologies International Holdings, LLC), 01-51119 (Bliss & Laughlin, LLC), and 01-51120 (RTI Capital Corp.). The chapter 11 cases will be jointly administered for procedural purposes, only, under case Number 01-51117. Each of these entities will continue to operate its business and manage its property as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Chapter 11 filings, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors are not subject to the automatic stay.

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

ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's $515.7 million of secured and unsecured debt.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         a.) Reports on Form 8-K

         (10.51) Form 8-K dated April 9, 2001 related to Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp. filing voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC





Date: June 1, 2001          By: /s/Joseph F. Lapinsky
                                ---------------------
                            Joseph F. Lapinsky
                            Chief Executive Officer,
                               President and Chief
                               Operating Officer

Date: June 1, 2001          By: /s/Stephen Graham
                                -----------------
                            Stephen Graham
                            Executive Vice President and
                               Chief Financial Officer


Date: June 1, 2001          By: /s/ Joseph A. Kaczka
                                --------------------
                            Joseph A. Kaczka
                            Vice President of Finance, Controller
                               and Chief Accounting Officer