Form 10-Q
period 2001-06-30
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2001-08-13
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the three and six month periods        Commission File Number: 333-90709-04
         ended June 30, 2001





                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                -------------------------------------------------
                   (DEBTOR-IN-POSSESSION AS OF APRIL 2, 2001)
             (Exact name of registrant as specified in its charter)




           DELAWARE                                      34-1902647
 ----------------------------                 ---------------------------------
 (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


        3770 EMBASSY PARKWAY
        AKRON, OHIO  44333-8367                        (330) 670-3000
        -----------------------                        --------------
(Address of principal executive offices)        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   __X__ Yes    _____ No





Number of shares outstanding of common stock as of July 31, 2001: AS OF JULY 31, 2001, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                TABLE OF CONTENTS


                                                 PART I - FINANCIAL INFORMATION

Item 1.         Unaudited Financial Statements

                Consolidated Statements of Operations for the Three and Six Months Ended
                June 30, 2001 and 2000                                                                           3

                Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                          4-5

                Consolidated Statements of Members' Interest for the Six Months Ended
                June 30, 2001 and the Year Ended December 31, 2000                                               6

                Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2001 and 2000                                                                           7

                Notes to Consolidated Financial Statements                                                    8-17

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations        17-21

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      21

                                                   PART II - OTHER INFORMATION


Item 1.         Legal Proceedings                                                                               21

Item 2.         Changes in Securities                                                                           21

Item 3.         Defaults Upon Senior Securities                                                                 21

Item 4.         Submission of Matters to a Vote of Security Holders                                             22

Item 5.         Other Information                                                                               22

Item 6.         Exhibits and Reports on Form 8-K                                                                22

                Signatures                                                                                      23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                       Three Months Ended                 Six Months Ended
                                                               June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                               -------------     -------------     -------------     -------------
Net sales                                                        $ 250,745         $ 352,915         $ 517,256         $ 711,439

Cost of goods sold                                                 229,208           320,147           520,437           654,273
                                                                 ---------         ---------         ---------         ---------

Gross profit (loss)                                                 21,537            32,768            (3,181)           57,166

Selling, general and administrative expense                         10,955            12,814            23,374            27,388

Monitoring fees                                                         --             1,000             1,000             2,000

Depreciation and amortization expense                               14,110            15,403            28,550            31,098

Special charges:

   Workforce reduction charges (Note 5)                              3,898               408            14,015             1,543

   Restructuring charges (Note 6)                                      300            47,821             1,158            49,469

Loss (gain) on sale of assets                                          671                --            (1,627)               --

Other expense, net                                                     277               252               458             1,196
                                                                 ---------         ---------         ---------         ---------

Operating loss                                                      (8,674)          (44,930)          (70,109)          (55,528)

Interest expense  (Excludes contractual interest of
$17,253 and for the three and six months ended
June 30, 2001                                                        9,534            27,116            39,530            53,837

Reorganization items-expense (Note 4)                                6,486                --             6,486                --
                                                                 ---------         ---------         ---------         ---------

Loss before income taxes                                           (24,694)          (72,046)         (116,125)         (109,365)

Provision (benefit) for income taxes                                    (4)               76               203               251
                                                                 ---------         ---------         ---------         ---------

Loss from continuing operations                                    (24,690)          (72,122)         (116,328)         (109,616)

Loss from disposition of discontinued operations                        --             9,821                --             9,821
                                                                 ---------         ---------         ---------         ---------

Net loss                                                         $ (24,690)        $ (81,943)        $(116,328)        $(119,437)
                                                                 =========         =========         =========         =========


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                        June 30, 2001     December 31, 2000
                                                                                        -------------     -----------------
ASSETS

Current assets:
        Cash and cash equivalents                                                        $     4,573         $     1,795
        Accounts receivable, less allowances of $14,857 and $25,210, respectively            139,116             129,278
        Inventories (Note 3)                                                                 244,867             271,154
        Assets held for sale (Note 9)                                                          8,687               9,306
        Prepaid expenses and other current assets                                              3,510              11,389
                                                                                         -----------         -----------

Total current assets                                                                         400,753             422,922

Property, plant and equipment:
        Land and improvements                                                                 14,387              15,039
        Buildings and improvements                                                            35,401              35,126
        Machinery and equipment                                                              721,913             716,437
        Construction-in-progress                                                               5,577              13,802
                                                                                         -----------         -----------

Total property, plant and equipment                                                          777,278             780,404

Accumulated depreciation                                                                    (127,245)           (102,492)
                                                                                         -----------         -----------

Net property, plant and equipment                                                            650,033             677,912

Assets held for sale (Note 9)                                                                  2,538               7,294

Intangible assets, net of accumulated amortization
        of $20,151 and $17,696, respectively                                                  74,567              79,783

Other assets                                                                                  12,765               9,173
                                                                                         -----------         -----------

Total assets                                                                             $ 1,140,656         $ 1,197,084
                                                                                         ===========         ===========


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                             June 30, 2001      December 31, 2000
                                                             -------------      -----------------
LIABILITIES AND MEMBERS' INTEREST

Liabilities not subject to compromise:

Current liabilities:
       Revolving credit facility (Note 1)                     $   352,455         $   329,398
       Long-term secured debt in default                            3,600                  --
       Current maturities of long-term debt                            --              11,318
       Accounts payable                                            40,967             234,811
       Accrued interest                                             3,257              34,220
       Accrued compensation and benefits                           42,448              38,310
       Other postretirement benefits                                   --              15,794
       Defined benefit pension obligations                             --              20,854
       Accrued environmental liabilities                            2,109               3,668
       Other accrued liabilities                                   31,734              63,127
                                                              -----------         -----------
Total current liabilities                                         476,570             751,500

Long-term debt                                                         --             502,254
Other postretirement benefits                                       3,499             217,620
Defined benefit pension obligations                                    --              69,089
Accrued environmental liabilities                                  17,365              15,933
Other liabilities                                                   6,022              43,101
                                                              -----------         -----------
Total liabilities not subject to compromise                       503,456           1,599,497

Liabilities subject to compromise (Note 4)                      1,156,219                  --
                                                              -----------         -----------

Total liabilities                                               1,659,675           1,599,497
                                                              -----------         -----------

Mandatory redeemable members' interest - Class A Units              3,700               3,800

Members' interest:
       Class B Units                                             (552,488)           (435,689)
       Class C Units                                               32,500              32,125
       Accumulated other comprehensive loss                        (2,731)             (2,649)
                                                              -----------         -----------
Total members' interest                                          (522,719)           (406,213)
                                                              -----------         -----------

Total liabilities and members' interest                       $ 1,140,656         $ 1,197,084
                                                              ===========         ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF MEMBERS' INTEREST
   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
                           (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      Accumulated
                                                                         Other             Total
                                        Class B         Class C       Comprehensive       Members'        Comprehensive
                                         Units           Units        Income (Loss)       Interest        Income (Loss)
                                         -----           -----        -------------       --------        -------------
 Balance, January 1, 2000             $ (146,594)       $30,625          $  (673)        $(116,642)
 Accrual of preferred return              (1,861)         1,500               --              (361)
 Net loss                               (287,234)            --               --          (287,234)         $(287,234)
 Other comprehensive income:
Foreign currency translation
adjustment                                    --             --             (383)             (383)              (383)
Minimum pension liability
adjustment                                    --             --           (1,593)           (1,593)            (1,593)
                                       ---------        -------          -------         ---------          ---------
 Balance, December 31, 2000             (435,689)        32,125           (2,649)         (406,213)         $(289,210)
                                       ---------        -------          -------         ---------          ---------
 Accrual of preferred return                (471)           375               --               (96)
 Net loss                               (116,328)            --               --          (116,328)         $(116,328)
 Other comprehensive income:
Foreign currency translation
adjustment                                    --             --              (82)              (82)               (82)
                                       ---------        -------          -------         ---------          ---------

 Balance, June 30, 2001                $(552,488)       $32,500          $(2,731)        $(522,719)         $(116,410)
                                       =========        =======          =======         =========          =========


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                 Six Months Ended
                                                                         June 30, 2001        June 30, 2000
                                                                         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(116,328)          $(119,437)
    Adjustments to reconcile net cash used
        in operating activities:
    Restructuring charges                                                       1,158              49,469
    (Gain)/Loss on sale of fixed assets                                        (1,627)             (1,156)
    Depreciation and amortization                                              28,550              31,849
    Accretion of original issue discount                                          693               1,339
    Amortization of deferred financing cost                                     2,328               1,437
    Reorganization items                                                        6,486                  --
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                        (9,838)            (34,284)
        Decrease in inventory                                                  26,287              51,530
        Decrease in prepaid assets                                              7,879               3,158
        Increase in accounts payable                                           29,015              10,309
        Increase (decrease) in accrued compensation and benefits                4,138                 (25)
        Increase (decrease) in defined benefit pension obligations              8,830              (7,924)
        Increase in other postretirement benefits                               4,391              10,187
        Decrease in accrued environmental liabilities                            (127)               (716)
        Decrease in other current liabilities                                 (14,091)             (9,480)
     Other                                                                        830               4,522
                                                                            ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS             (21,426)             (9,222)
     Payments for professional fees and other reorganization items             (1,421)
                                                                            ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                         (22,847)             (9,222)
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (1,370)             (5,243)
    Disposition of property, plant and equipment                                4,050               4,482
                                                                            ---------           ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             2,680                (761)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                2,000                  --
    Net proceeds under revolving credit facilities                             23,057              11,881
    Repayments of long-term debt                                                 (557)               (831)
    Deferred financing costs                                                   (1,300)                 --
    Redemption of class A members' interest                                      (100)                 --
    Payment of preferred return                                                   (73)                 --
                                                                            ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      23,027              11,050
                                                                            ---------           ---------
Effect of exchange rate changes on cash                                           (82)               (294)
                                                                            ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       2,778                 773
Cash and cash equivalents - beginning of period                                 1,795               4,637
                                                                            ---------           ---------
Cash and cash equivalents - end of period                                   $   4,573           $   5,410
                                                                            =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                      $  50,401            $,46,849
                                                                            =========           =========
Cash paid for income taxes                                                  $     168           $     845
                                                                            =========           =========



The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


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

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers, and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, Republic Technologies International, LLC ("Republic Technologies"), a newly formed legal entity and wholly owned subsidiary of the Company, directly or indirectly owns and operates all of the assets of BarTech, Republic and USS/Kobe Steel Company's SBQ steel products business ("USS/Kobe").

On April 2, 2001 ("Petition Date"), Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp. (collectively, "Debtors"), filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession. The Debtors attributed the need to reorganize to extremely difficult market conditions that have made it impossible for them to meet their financial obligations. The industry-wide market conditions, the Company's high level of indebtedness following the Combination, and an overall softening of the U. S. economy had substantially diminished the Company's liquidity, adversely impacted operations and undermined its ability to implement strategic business initiatives in the short term.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, salaries, benefits, and certain other employee obligations. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings.

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

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and unsecured debt. As of the Petition Date, the secured debt has been classified as a current liability and the undersecured and unsecured debt has been classified as liabilities subject to compromise.

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet

Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at August 4, 2001 was approximately $14.7 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton Ohio Caster and Continuing Rolling Facility, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA as defined in the DIP Credit Agreement and limit its net capital expenditures.

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

The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets, and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession financing agreement, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the periods after the Petition Date have been prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The consolidated financial statements are prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the bankruptcy proceedings on the Company. In particular, the consolidated financial statements do not purport to show (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (iii) the effect of any changes that may be made to the capitalization of the Company; or (iv) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable.

On confirmation of a plan of reorganization, the Company will apply "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Under Fresh Start Accounting, a revaluation of Company assets to reflect current values can be expected.

The accompanying consolidated financial statements contain results for Republic Technologies International Holdings, LLC and its subsidiaries for the three and six months ended June 30, 2001 and 2000. These consolidated statements are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

The Company operates in three separate segments: hot-rolled, cold-finished, and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business ("Specialty Steel Division"). The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company sold certain assets from its Baltimore specialty steel plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The accompanying consolidated financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 9 for further information related to discontinued operations.

In July 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangibles separate from goodwill. The Company's recorded intangible assets will have to be evaluated against this new criteria an my result in certain intangible assets being reclassified into goodwill. SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment test thereafter. The provisions of each statement that apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Management expects the adoption of these accounting standards will result in certain intangible assets being reclassified to goodwill and nonamortizing intangible asset categories, which will have the impact of reducing amortization expense by an amount that has not yet been determined commencing January 1, 2002; however, impairment review may result in future write-downs.

3. INVENTORIES

The components of inventories are as follows:     June 30, 2001        December 31, 2000
                                                  -------------        -----------------
Raw materials                                          $ 17,368                 $ 21,583

Semi-finished and finished goods                        227,499                  249,571
                                                       --------                 --------

Total                                                  $244,867                 $271,154
                                                       ========                 ========

At June 30, 2001 and December 31, 2000, inventories are net of market reserves and obsolescence reserves aggregating $9.6 million and $6.7 million, respectively.

4. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The accompanying consolidated balance sheet as of June 30, 2001 segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,156.2 million, from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 cases. The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations. Liabilities subject to compromise at June 30, 2001 were as follows (in thousands):


                                                     JUNE 30, 2001
                                                     -------------
      Accounts payable                                 $  223,478
      Accrued interest                                     20,378
      Other postretirement benefits                       234,306
      Defined benefit pension obligations                  98,773
      Other accrued expenses                               30,752
      Long term deferred payables                          36,424
      Long term debt                                      512,108
                                                       ----------
      Total (a)                                        $1,156,219
                                                       ==========

(a) Excludes a net intercompany payable in the amount of $5,890 to the Company's subsidiary, Nimishillen & Tuscarawas LLC, which is not included in the bankruptcy proceedings.

Reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the consolidated statement of operations for the three and six months ended June 30, 2001 include the following:


    Write-down of deferred financing costs related to
    the revolving credit facility                                   $4,247
    Professional fees and administrative items                       2,239
                                                                    ------
    Total                                                           $6,486
                                                                    ======

5. WORKFORCE REDUCTION CHARGES

In connection with the Republic acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and BarTech facilities with employees represented by the United Steel Workers of America ("USWA") were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA expires on October 31, 2003. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities, and the former Bliss & Laughlin Harvey, Illinois facility. The agreement also provides for the creation of a defined benefit pension plan obligation covering employees at former BarTech facilities.

The Master CBA requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits the Company to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intend to be awarded by the Company. Through June 30, 2001, 845 voluntary ERB packages were accepted. As such, the Company has recorded $110.7 million of workforce reduction charges to date for early retirement benefits and special termination payments.

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

6. RESTRUCTURING CHARGES AND RESERVES

The Company continues to execute its consolidation plan developed at the time of the Combination. Through the consolidation plan, the Company expects to create a more efficient, higher quality network of production facilities operated by a smaller more flexible workforce and to rationalize the corporate overhead structure of the combined companies. During the year ended December 31, 2000, the Company shutdown two of its production facilities: the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility, announced the shutdown of its Willimantic, Connecticut cold-finishing facility, which occurred in March of 2001, and continued to rationalize the corporate overhead structure of the combined companies.

As a result of these actions, the Company recorded restructuring charges of $74.7 million during the year ended December 31, 2000 and $1.2 million during the six months ended June 30, 2001. The charges recorded during the year ended December 31, 2000 were for the write-down of property, plant, and equipment for certain affected facilities and to establish reserves for labor and severance costs, other than ERBs and VSPs discussed in Note 5, and facility closure costs. The $1.2 million charge recorded in 2001 includes $0.9 for severance costs relating to additional administrative staff reductions and $.3 million in additional environmental remediation required as a result of the Willimantic facility closure.

During the year ended December 31, 2000, the Company recorded restructuring charges of $66.5 million related to the closing of the Johnstown facility. These charges consisted of a $40.6 million write-down of property, plant, and equipment, $6.0 million of facility closure costs, and $3.2 million in additional environmental remediation required as a result of the closure. The restructuring charges also included hourly employee separation costs of $16.0 million for hourly workers and $.7 million for non-hourly severance. The hourly employee separation charge was based on estimates of the cost of an agreement reached with the USWA.

Restructuring charges of $3.5 million were also recorded during 2000 related to the announced closing of the Willimantic facility. These charges consisted of a $3.2 million write-down of property, plant, and equipment and $.3 million in additional environmental remediation required as a result of the closure.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" rolling facility was part of the Company's original consolidation plan contemplated at the time of the Republic acquisition. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" facility were recorded at the date of the Republic acquisition. Charges for hourly labor of $1.4 million were recorded during the year ended December 31, 2000 related to employment security provisions in the labor agreement with the USWA. The Company has not recorded a provision for hourly employee separation costs in view of the fact that all affected employees were offered and have accepted suitable alternative employment at other Company facilities.

The Company had previously recorded a reserve for the reduction of non-union labor and other shutdown reserves at the date of the Republic acquisition related to the manufacturing locations selected for closure (the Canton 12" rolling facility and the Chicago 11" rolling facility) amounting to $4.4 million and $1.9 million, respectively. Adjustments reducing these previously recorded reserves due to changes in estimates were recorded during the year ended December 31, 2000 amounting to $1.4 million.

Additionally, a reserve for the reduction of administrative labor amounting to $4.6 million during 2000, including $3.7 million for the six months ended June 30, 2000 was recorded as a restructuring charge in the consolidated statement of operations.

The activity impacting the accruals for restructuring during the six months ended June 30, 2001, is summarized in the table below:
                            Labor &        Facility Closure
                           Severance             Costs              Total
                           ---------             -----              -----

December 31, 2000           $18,568             $ 6,385            $24,953
    Provision                   858                 300              1,158
    Amount utilized          (2,523)             (1,701)            (4,224)
    Adjustments                  --               1,544  (a)         1,544
                            -------             -------            -------
June 30, 2001               $16,903             $ 6,528            $23,431
                            =======             =======            =======

    (a) The adjustment of $1.5 million represents a change in estimate in the reserve for facility closure costs provided from recoveries on dispositions of property, plant, and equipment previously written down in restructuring charges.

7. CONDENSED COMBINED FINANCIAL STATEMENTS

The following condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):

                STATEMENT OF OPERATIONS
     FOR THE PERIOD APRIL 2, 2001 TO JUNE 30, 2001


Net sales                                       $241,690
Cost of goods sold
                                                 221,218
                                                --------
Gross profit (loss)
                                                  20,472

Selling, general and administrative expense       10,583
Depreciation and amortization expense             13,816
Special charges:
         Workforce reduction charges               3,898
         Restructuring charges                       300
Loss (gain) on sale of assets                        671
Other expense, net                                   355
                                                --------
Operating loss                                    (9,151)
Interest expense, net                              9,521
Reorganization items                               6,486
                                                --------
Loss before income taxes                         (25,158)
Provision for income taxes                            46
                                                --------
Net loss                                        $(25,204)
                                                ========

                               BALANCE SHEET
                               JUNE 30, 2001


ASSETS
Current assets:
      Cash and cash equivalents                                $    4,111
      Accounts receivable, less allowances of $14,706             133,671
      Accounts receivable with affiliates                          14,183
      Inventories                                                 239,261
      Assets held for sale                                          8,687
      Prepaid expenses and other current assets                     3,506
                                                               ----------
      Total current assets                                        403,419
Property, plant and equipment:
      Land and improvements                                        13,757
      Buildings and improvements                                   32,846
      Machinery and equipment                                     718,234
      Construction-in-progress                                      4,128
                                                               ----------
    Total property, plant and equipment                           768,965
    Accumulated depreciation                                     (124,745)
                                                               ----------
    Net property, plant and equipment                             644,220

Assets held for sale                                                2,538
Intangible assets, net of accumulated amortization                 74,567
Investments in non-debtor subsidiaries                             16,221
Other assets                                                        7,994
                                                               ----------
Total assets                                                   $1,148,959
                                                               ==========

LIABILITIES AND MEMBERS' INTEREST
Liabilities not subject to compromise:
Current liabilities:
      Revolving credit facility                                $  352,455
      Long-term secured debt in default                             3,600
      Accounts payable                                             40,309
      Accounts payable with affiliates                             13,013
      Accrued interest                                              3,257
      Accrued compensation and benefits                            41,985
      Accrued environmental liabilities                             2,109
      Other accrued liabilities                                    31,644
                                                               ----------
Total current liabilities                                         488,372

Accrued environmental liabilities                                  17,365
Other liabilities                                                   6,022
                                                               ----------
Total liabilities not subject to compromise                       511,759

Liabilities subject to compromise                               1,156,219
                                                               ----------
Total liabilities                                               1,667,978
                                                               ----------
Members' interest                                                (519,019)
                                                               ----------
Total liabilities and members' interest                        $1,148,959
                                                               ==========

                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD APRIL 2, 2001 TO JUNE 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(25,204)
    Adjustments to reconcile net cash used in operating activities:
    Restructuring charges                                                         300
    Loss on sale of fixed assets                                                  671
    Depreciation and amortization                                              13,816
    Amortization of deferred financing cost                                     1,290
    Reorganization items                                                        6,486
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                        21,417
        Increase in inventory                                                 (34,791)
        Decrease in other current assets                                        3,401
        Increase in accounts payable                                            1,323
        Increase in accrued compensation and benefits                             697
        Increase in defined benefit pension obligations                         4,185
        Increase in other postretirement benefits                                 733
        Decrease in accrued environmental liabilities                            (406)
        Increase in other current liabilities                                   1,278
        Other                                                                    (425)
                                                                             --------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS              (5,228)
     Payments for professional fees and other reorganization items             (1,421)
                                                                             --------
NET CASH USED IN OPERATING ACTIVITIES                                          (6,649)
                                                                             --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (535)
    Disposition of property, plant and equipment                                   59
                                                                             --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (476)
                                                                             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds under revolving credit facilities                              9,661
    Repayments of long-term debt                                                  (43)
    Deferred financing costs                                                   (1,300)
                                                                             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       8,318

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,193
Cash and cash equivalents - beginning of period                                 2,918
                                                                             --------
Cash and cash equivalents - end of period                                    $  4,111
                                                                             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                       $ 50,401
                                                                             ========
Cash paid for income taxes                                                   $    168
                                                                             ========

8. SEGMENT INFORMATION

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


                                                 For the Three Months Ended June 30, 2001
                                  -------------------------------------------------------------------------
                                                     Cold-         Total      Inter Segment
                                  Hot-Rolled       Finished       Segments  Elimination/Other  Consolidated
Net sales                           $229,527       $ 56,688       $286,215       $(35,470)       $250,745
Depreciation and amortization         12,848          1,262         14,110             --          14,110
Segment profit (EBITDA,
    as defined)                       14,078          1,045         15,123             --          15,123
Capital expenditures                     250            285            535             --             535

                                                  For the Three Months Ended June 30, 2000
                                 ---------------------------------------------------------------------------
                                                     Cold-         Total      Inter Segment
                                  Hot-Rolled       Finished       Segments  Elimination/Other  Consolidated
Net sales                           $328,397        $78,008       $406,405       $(53,490)       $352,915
Depreciation and amortization         14,208          1,195         15,403             --          15,403
Segment profit (EBITDA,
    as defined)                       18,428          3,487         21,915             --          21,915
Capital expenditures                   1,672             73          1,745             --           1,745

                                                        For the Six Months Ended June 30, 2001
                                    ------------------------------------------------------------------------------
                                                       Cold-           Total        Inter Segment
                                    Hot-Rolled        Finished        Segments    Elimination/Other   Consolidated
Net sales                            $463,772         $116,001        $579,773         $(62,517)       $ 517,256
Depreciation and amortization          26,029            2,521          28,550               --           28,550
Segment profit (EBITDA,
    as defined)                       (17,997)             596         (17,401)              --          (17,401)
Capital expenditures                    1,033              337           1,370               --            1,370

                                                          For the Six Months Ended June 30, 2000
                                 ------------------------------------------------------------------------------------------
                                                     Cold-         Total      Inter Segment
                                  Hot-Rolled       Finished       Segments  Elimination/Other  Consolidated
Net sales                           $643,026       $160,460       $803,486       $(92,047)       $711,439
Depreciation and amortization         28,687          2,411         31,098             --          31,098
Segment profit (EBITDA,
    as defined)                       29,305          6,974         36,279             --          36,279
Capital expenditures                   4,930            313          5,243             --           5,243


                                                           As of June 30, 2001
                                -----------------------------------------------------------------------------------
                                                     Cold-            Total         Inter Segment
                                Hot-Rolled         Finished          Segments     Elimination/Other    Consolidated
Segment assets                  $1,002,289         $123,823         $1,126,112         $14,544          $1,140,656

                                                          As of December 31, 2000
                                ------------------------------------------------------------------------------------
                                                     Cold-            Total         Inter Segment
                                Hot-Rolled         Finished          Segments     Elimination/Other    Consolidated
Segment assets                   $1,029,916         $145,414        $1,175,330          $21,754         $1,197,084

9. DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its Specialty Steels Division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the Specialty Steels Division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. During the year ended December 31, 2000, an additional provision of $16.8 million was made for the estimated additional loss from disposition, including a charge of $7.0 million was taken for the permanent shutdown of the Baltimore Specialty facility. In the six months ended June 30, 2001, no additional provision was recorded related to the Specialty Steel Division.

The Company sold certain assets from its Baltimore plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. Management anticipates the disposition to be completed during the third quarter of 2001.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                Three Months Ended June 30,      Six Months Ended June 30,
                                ---------------------------      -------------------------
                                    2001           2000             2001           2000
                                    ----           ----             ----           ----
Net sales                          $6,550         $13,538         $12,874         $26,440
Gross loss                           (765)         (1,193)         (2,306)         (3,844)
Loss before income taxes             (989)         (2,365)         (2,112)         (6,208)
Provision for income taxes             --              --              --              --
                                   ------         -------         -------         -------
Net loss                           $ (989)        $(2,365)        $(2,112)        $(6,208)
                                   ======         =======         =======         =======

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:

                                                                June 30, 2001      December 31, 2000
                                                                -------------      -----------------
Assets held for sale, current- Inventories                          $8,687               $9,306
                                                                    ======               ======

Assets held for sale, non-current - Property, plant
       and equipment                                                $2,538               $7,294
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

RESULTS OF OPERATIONS

The following discussion relates to the Company's consolidated results of operations for the three and six months ended June 30, 2001 and 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net sales for the three months ended June 30, 2001 totaled $250.7 million on shipments of approximately 493,908 net tons compared with net sales of $352.9 million for the three months ended June 30, 2000 on shipments of approximately 719,700 net tons. The decrease in net sales and tons shipped reflects the weak demand in the automotive and service center markets that has negatively affected the results for the three months ended June 30, 2001. Net sales for the three months ended June 30, 2001 were comprised of $194.1 million of hot-rolled net sales and $56.6 million of cold-finished net sales, compared with hot-rolled net sales of $274.9 million and cold-finished net sales of $78.0 million for the three months ended June 30, 2000.

Cost of sales totaled $229.2 million, or 91.4% of net sales, for the three months ended June 30, 2001 compared with cost of sales of $320.1 million, or 90.7% of net sales, for the similar period ended June 30, 2000. Cost of sales for the three months ended June 30, 2001 consisted of $176.0 million on hot-rolled products and $53.2 million on cold-finished products compared with $248.8 million on hot-rolled products and $71.3 million on cold-finished products for the three months ended June 30, 2000. The overall decrease in cost of sales from the three months ended June 30, 2000 to the three months ended June 30, 2001 was primarily due to the decrease in sales as the cost of sales as a percentage of net sales remained relatively constant.

Selling, general and administrative expenses were $11.0 million, or 4.4% of net sales, for the three months ended June 30, 2001 compared with $12.8 million, or 3.6% of net sales, for the three months ended June 30, 2000. The overall decrease in selling, general and administrative expenses is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during the quarter.

Depreciation and amortization expense was $14.1 million for the three months ended June 30, 2001, compared with $15.4 million for the three months ended June 30, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $3.9 million for the three months ended June 30, 2001, compared with $0.4 million for the three months ended June 30, 2000. The increase was primarily due to 16 voluntary early retirement buyouts ("ERBs") and 11 voluntary severance packages ("VSPs") accepted during the second quarter of 2001 as compared to only 3 ERBs being accepted during the second quarter of 2000.

Restructuring charges of $0.3 million for the three months ended June 30, 2001, compared with $47.8 million for the three months ended June 30, 2000. The decrease was related to $45.8 million in shutdown costs recorded in connection with the shutdown of the Johnstown facility in 2000. These costs included $40.6 million related to a write down of the property, plant and equipment for the Johnstown facility, $3.2 million related to additional environmental remediation required as a result of the closure, and $2.0 million is for other shutdown costs related to the Johnstown facility. In addition, $2.0 million was recorded due to severance related costs for administrative staff reductions. The $0.3 million recorded in the three months ended June 30, 2001 related to additional environmental remediation required as a result of the Willimantic shutdown and closure.

Net interest expense was $9.5 million for the three months ended June 30, 2001 compared with $27.1 million for the three months ended June 30, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

Reorganization items represent $6.5 million in costs relating to the current Chapter 11 proceedings. These costs include a $4.2 million write-down of deferred finance costs related to the revolving credit facility which has been converted into the new DIP credit facility due to the bankruptcy proceedings. The amount also includes $2.3 million of various consulting and legal fees that are also related to the bankruptcy proceedings.

The provision for income taxes for the three month period ended June 30, 2000 consisted of currently payable foreign income taxes owed by Canadian Drawn Steel Company ("CDSC").

The Company recorded charges of $9.8 million related to the disposition of its Specialty Steels Division in the three months ended June 30, 2000.

As a result of the above, the Company reported a net loss of $24.7 million for the three months ended June 30, 2001 compared with a net loss of $81.9 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Net sales for the six months ended June 30, 2001 totaled $517.3 million on shipments of approximately 1,030,899 net tons compared with net sales of $711.4 million for the six months ended June 30, 2000 on shipments of approximately 1,428,500 net tons. The decrease in net sales and tons shipped reflects the weak demand in the automotive and service center markets that has negatively affected the results for the six months ended June 30, 2001. Net sales for the six months ended June 30, 2001 were comprised of $401.3 million of hot-rolled net sales and $116.0 million of cold-finished net sales, compared with hot-rolled net sales of $551.0 million and cold-finished net sales of $160.4 million for the six months ended June 30, 2000.

Cost of sales totaled $520.4 million, or 100.6% of net sales, for the six months ended June 30, 2001 compared with cost of sales of $654.3 million, or 92.0% of net sales, for the similar period ended June 30, 2000. Cost of sales for the six months ended June 30, 2001 consisted of $409.5 million on hot-rolled products and $110.9 million on cold-finished products compared with $506.7 million on hot-rolled products and $147.6 million on cold-finished products for the six months ended June 30, 2000. The overall increase in cost of sales as a percentage of net sales from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily due to reduced units of production in the current year coupled with primarily fixed labor costs.

Selling, general and administrative expenses were $23.4 million, or 4.5% of net sales, for the six months ended June 30, 2001 compared with $27.4 million, or 4.5% of net sales, for the six months ended June 30, 2000. The overall decrease in selling, general and administrative expenses is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a further reduction in selling, general and administrative headcount during 2001.

Depreciation and amortization expense was $28.6 million for the six months ended June 30, 2001, compared with $31.1 million for the six months ended June 30, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $14.0 million for the six months ended June 30, 2001, compared with $1.5 million for the six months ended June 30, 2000. The increase was primarily due to 65 voluntary early retirement buyouts ("ERBs") being accepted during the first six months of 2001 as compared to only 9 ERBs accepted during the first six months of 2000.

Restructuring charges of $1.2 million were recorded during the six months ended June 30, 2001 as compared with $49.5 million during the same period in 2000.
As discussed previously the decrease is primarily a result of the $45.8 million in shutdown costs recorded in connection with the shutdown of the Johnstown facility in the second quarter of 2000. In addition to the $0.3 million recorded in the second quarter of 2001 in connection with the shutdown of Willimantic discussed previously the restructuring charges for the six months ended June 30, 2001 also included $0.9 million of severance related costs for administrative staff reductions as compared to $3.6 million for the six months ended June 30, 2000. The decrease in the severance charges was due to fewer administrative staff reductions in the first six months of 2001 compared to the first six months of 2000.

Net interest expense was $39.5 million for the six months ended June 30, 2001 compared with $53.8 million for the six months ended June 30, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense as of April 2, 2001 on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

Reorganization items represent $6.5 million in costs relating to the current Chapter 11 proceedings. These costs include a $4.2 million write-down of deferred finance costs related to the revolving credit facility which has been converted into the new DIP credit facility due to the bankruptcy proceedings. The amount also includes $2.3 million of various consulting and legal fees that are also related to the bankruptcy proceedings.

The provision for income taxes for the six month periods ended June 30, 2001 and 2000 consisted primarily of currently payable foreign income taxes owed by CDSC.

The Company recorded charges of $9.8 million related to the disposition of its Specialty Steels Division in the six months ended June 30, 2000.

As a result of the above, the Company reported a net loss of $116.3 million for the six months ended June 30, 2001 compared with a net loss of $119.4 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements consist of working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements, and Chapter 11 administrative expenses. The Company's current sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its debtor-in-possession facility.

PBGC Obligations

In connection with the Combination, Republic Technologies International, LLC agreed with the PBGC to fund $178 million into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the USWA in connection with the headcount reduction and related early retirement benefits contemplated by the Company's consolidation plan. Of the $178 million, $66.5 million has been funded through June 30, 2001. Republic Technologies International, LLC, under the terms of the current amended PBGC agreement, was required to make quarterly contributions in accordance with the following schedule: $2.0 million per quarter for the next two payments, $14.8 million per quarter for the next three payments, and $14.2 million per quarter for the next four payments, and one final quarterly payment of $6.3 million. These funding levels are subject to the outcome of the Chapter 11 proceedings. In addition, pursuant to the Company's consolidation plan, Republic Technologies International, LLC was to offer a combination of early retirement buyout packages to its employees. The actual cost of the early retirement buyout packages and voluntary retirement plans will depend on the outcome of the Chapter 11 proceedings and the mix of such arrangements offered to and accepted by the hourly employees represented by the USWA.

In addition, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, the Company agreed with the PBGC to maintain a specified level of funding based on statutory funding requirements. The contributions were to be made as follows: for the year 2001, an amount necessary to avoid an accumulated funding deficiency plus $6 million, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. Beginning with 2004, the Company was to make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, the Company has provided the PBGC with a $5 million letter of credit, which the PBGC has called in total during July 2001. The Company currently is not making payments to the PBGC and future funding levels are also subject to the outcome of the Chapter 11 proceedings.

Capital Expenditures

The Company invested $1.3 million in capital expenditures during the six months ended June 30, 2001. The Company's debtor-in-possession facility limits capital expenditures to $29.0 million in 2001 and $30.2 million in 2002. The Company's four-year consolidation plan originally contemplated construction of a new large bar mill which management estimates would cost approximately $90 million. The plan to construct this facility is currently under review and subject to the outcome of the Chapter 11 proceedings.

Debt Service Requirements

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement are $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at August 4, 2001 was approximately $14.7 million.

Under the terms of the bankruptcy cases, liabilities in the amount of approximately $1,156 million at June 30, 2001, are subject to compromise under the Chapter 11 proceedings. Included in the liabilities subject to compromise, is approximately $512.1 million of long-term debt. The accrual and payment of interest on debt facilities, other than the debtor-in-possession facility and the Development Authority of Cartersville, Georgia industrial revenue bond, has been suspended subsequent to the Petition Date. All such debt service requirements are subject to the outcome of the Chapter 11 proceedings. The contractual amount of the interest not accrued as of June 30, 2001 was $17.3 million.

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

Liquidity Sources and Other Factors Affecting Liquidity

The Company's lower than expected sales in the first and second quarters of 2001 caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between incurring certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including increasing spot prices, reducing administrative staff, implementing cost cutting programs, and closing operations. The Company closed its Baltimore, Maryland Specialty Steel facility and its Willimantic cold-finishing plant in the first quarter of 2001. In addition, the Company reduced its planned capital expenditures from $48.0 to $13.1 million for the year 2001, and obtained deferrals of approximately $46.0 million of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003. The Company is also in the process of selling its remaining specialty steels division assets and expects to complete the sale in the third quarter of this year. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

FORWARD LOOKING STATEMENTS

Statements included in this filing with the SEC (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

     o the Company's ability to develop and obtain approval of a plan of reorganization during its Chapter 11 proceedings;

     o the Company's ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;

     o the Company's ability to implement its consolidation plan and to realize the expected benefits of the Combination in the time frame and at the costs currently contemplated;

     o market conditions and general risks associated with the steel industry; and

     o matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to $515.7 million of the Company's secured and unsecured debt.

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



                                         REPUBLIC TECHNOLOGIES
                                         INTERNATIONAL HOLDINGS, LLC



Date: August 10, 2001                    By: /s/Joseph F. Lapinsky
                                             ---------------------------
                                         Joseph F. Lapinsky
                                         Chief Executive Officer,
                                            President and Chief
                                            Operating Officer

Date: August 10, 2001                    By: /s/Stephen Graham
                                            ----------------------------
                                         Stephen Graham
                                         Executive Vice President and
                                            Chief Financial Officer


Date: August 10, 2001                    By: /s/ Joseph A. Kaczka
                                            ----------------------------
                                         Joseph A. Kaczka
                                         Vice President of Finance, Controller
                                            and Chief Accounting Officer