Form 10-Q
period 2001-09-30
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2001-11-14
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three and nine month
periods ended September 30, 2001            Commission File Number: 333-90709-04
                                                                   -------------

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                -------------------------------------------------
                   (DEBTOR-IN-POSSESSION AS OF APRIL 2, 2001)
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)




          DELAWARE                                               34-1902647
-------------------------------------       -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

   3770 EMBASSY PARKWAY
   AKRON, OHIO  44333-8367                             (330) 670-3000
-------------------------------------       -----------------------------------
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

                                    X   Yes     No
                                 ------     ----

Number of shares outstanding of common stock as of October 31, 2001: AS OF OCTOBER 31, 2001, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.         Unaudited Financial Statements
                Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 2001 and 2000                                              3

                Consolidated Balance Sheets as of September 30, 2001 and
                December 31, 2000                                                                   4-5

                Consolidated Statements of Members' Interest for the Nine
                Months Ended September 30, 2001 and the Year Ended December
                31, 2000                                                                              6

                Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2001 and 2000                                                            7

                Notes to Consolidated Financial Statements                                          8-18

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                18-22

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                            22

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.         Legal Proceedings                                                                     22

Item 2.         Changes in Securities                                                                 22

Item 3.         Defaults Upon Senior Securities                                                       22

Item 4.         Submission of Matters to a Vote of Security Holders                                   22

Item 5.         Other Information                                                                     23

Item 6.         Exhibits and Reports on Form 8-K                                                      23

                Signatures                                                                            24

                        PART I -- FINANCIAL INFORMATION

ITEM 1-- UNAUDITED FINANCIAL STATEMENTS

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                              Three Months Ended                      Nine Months Ended
                                                    September 30, 2001   September 30, 2000   September 30, 2001  September 30, 2000
                                                    ------------------   ------------------   ------------------  ------------------
Net sales                                               $   240,017         $   294,980         $   757,272         $ 1,006,419

Cost of goods sold                                          240,005             266,841             760,441             921,114
                                                        -----------         -----------         -----------         -----------

Gross profit (loss)                                              12              28,139              (3,169)             85,305

Selling, general and administrative expense                  10,037              13,469              33,411              40,857

Monitoring fees                                                --                 1,000               1,000               3,000

Depreciation and amortization expense                        14,135              14,885              42,685              45,983

Special charges:

Workforce reduction charges (Note 5)                            617               2,989              14,633               4,632

Restructuring charges (Note 6)                                 --                 9,677               1,158              59,046

Loss (gain) on sale of assets                                    42                --                (1,585)               --

Other expense, (income) net                                     761              (1,770)              1,216                (574)
                                                        -----------         -----------         -----------         -----------

Operating loss                                              (25,580)            (12,111)            (95,687)            (67,639)

Interest expense  (Excludes contractual
interest of $25,738 and $82,520 for
the thee and nine months
ended, respectively)                                          8,457              27,507              47,986              81,344

Reorganization items - expense, net (Note 4)                  2,148                --                 8,634                --
                                                        -----------         -----------         -----------         -----------

Loss before income taxes                                    (36,185)            (39,618)           (152,307)           (148,983)

Provision for income taxes                                       31                  (9)                234                 242
                                                        -----------         -----------         -----------         -----------

Loss from continuing operations                             (36,216)            (39,609)           (152,541)           (149,225)

Loss from disposition of discontinued operations               --                 6,703                --                16,524
                                                        -----------         -----------         -----------         -----------

Net loss                                                $   (36,216)        $   (46,312)        $  (152,541)        $  (165,749)
                                                        ===========         ===========         ===========         ===========


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                 September 30, 2001      December 31, 2000
                                                                                 ------------------       -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $     8,330         $     1,795
      Accounts receivable, less allowances of $16,566 and $25,210, respectively            128,134             129,278
      Inventories (Note 3)                                                                 226,668             271,154
      Assets held for sale (Note 9)                                                          8,895               9,306
      Prepaid expenses and other current assets                                              4,730              11,389
                                                                                       -----------         -----------

Total current assets                                                                       376,757             422,922

Property, plant and equipment:
      Land and improvements                                                                 14,361              15,039
      Buildings and improvements                                                            35,292              35,126
      Machinery and equipment                                                              723,111             716,437
      Construction-in-progress                                                               5,511              13,802
                                                                                       -----------         -----------

Total property, plant and equipment                                                        778,275             780,404

Accumulated depreciation                                                                  (140,461)           (102,492)
                                                                                       -----------         -----------

Net property, plant and equipment                                                          637,814             677,912

Assets held for sale (Note 9)                                                                2,460               7,294

Intangible assets, net of accumulated amortization
      of $20,151 and $17,696, respectively                                                  72,432              79,783

Other assets                                                                                13,275               9,173
                                                                                       -----------         -----------

Total assets                                                                           $ 1,102,738         $ 1,197,084
                                                                                       ===========         ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                        September 30, 2001   December 31, 2000
                                                        ------------------   -----------------
LIABILITIES AND MEMBERS' INTEREST

Liabilities not subject to compromise:

  Current liabilities:
       Revolving credit facility (Note 1)                   $   357,198         $   329,398
       Long-term secured debt in default                          3,600                --
       Current maturities of long-term debt                        --                11,318
       Accounts payable                                          34,821             234,811
       Accrued interest                                           2,495              34,220
       Accrued compensation and benefits                         41,558              38,310
       Other postretirement benefits                               --                15,794
       Defined benefit pension obligations                         --                20,854
       Accrued environmental liabilities                            166               3,668
       Other accrued liabilities                                 32,453              63,127
                                                            -----------         -----------
  Total current liabilities                                     472,291             751,500

  Long-term debt                                                   --               502,254
  Other postretirement benefits                                   3,392             217,620
  Defined benefit pension obligations                              --                69,089
  Accrued environmental liabilities                              17,700              15,933
  Other liabilities                                               5,179              43,101
                                                            -----------         -----------
  Total liabilities not subject to compromise                   498,562           1,599,497

Liabilities subject to compromise (Note 4)                    1,159,935                --
                                                            -----------         -----------
Total liabilities                                             1,658,497           1,599,497
                                                            -----------         -----------

Mandatory redeemable members' interest -- Class A Units           3,700               3,800

Members' interest:
  Class B Units                                                (588,701)           (435,689)
  Class C Units                                                  32,500              32,125
  Accumulated other comprehensive loss                           (3,258)             (2,649)
                                                            -----------         -----------
Total members' interest                                        (559,459)           (406,213)
                                                            -----------         -----------

Total liabilities and members' interest                     $ 1,102,738         $ 1,197,084
                                                            ===========         ===========



The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF MEMBERS' INTEREST
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND THE YEAR ENDED
                                DECEMBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)




                                                                           Accumulated
                                                                             Other               Total
                                       Class B          Class C          Comprehensive          Members'         Comprehensive
                                        Units            Units           Income (Loss)          Interest         Income (Loss)
                                   ----------------  --------------    -------------------  -----------------  ------------------
Balance, January 1, 2000                $(146,594)       $ 30,625                 $ (673)         $(116,642)
Accrual of preferred return                (1,861)          1,500                      -               (361)
Net loss                                 (287,234)              -                      -           (287,234)         $ (287,234)
Other comprehensive income:
  Foreign currency translation
    adjustment                                  -               -                   (383)              (383)               (383)
  Minimum pension liability
    adjustment                                  -               -                 (1,593)            (1,593)             (1,593)
                                   --------------------------------------------------------------------------  ------------------
Balance, December 31, 2000               (435,689)         32,125                 (2,649)          (406,213)         $ (289,210)
                                   --------------------------------------------------------------------------  ==================
Accrual of preferred return                  (471)            375                      -                (96)
Net loss                                 (152,541)              -                      -           (152,541)         $ (152,541)
Other comprehensive income:
  Foreign currency translation
    adjustment                                   -               -                   (609)              (609)               (609)
                                   --------------------------------------------------------------------------  ------------------
 Balance, September 30, 2001             $(588,701)       $ 32,500               $ (3,258)         $(559,459)         $ (153,150)
                                   ==========================================================================  ==================


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                                      ------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(152,543)        $(165,749)
    Adjustments to reconcile net cash used
        in operating activities:
    Restructuring charges                                                     1,158            55,121
    (Gain)/loss on sale of fixed assets                                      (1,585)           (4,318)
    Depreciation and amortization                                            42,685            45,983
    Accretion of original issue discount                                        693             1,972
    Amortization of deferred financing cost                                   4,000             2,395
    Reorganization items                                                      8,692              --
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                            1,144            (9,269)
        Decrease in inventory                                                44,486            37,968
        Decrease in prepaid assets                                            6,659             3,009
        Increase in accounts payable                                         21,789            16,027
        Increase in accrued compensation and benefits                         3,248               432
        Increase (decrease) in defined benefit pension obligations           11,721            (6,146)
        Increase in other postretirement benefits                             6,093            10,970
        Decrease in accrued environmental liabilities                        (1,735)           (1,043)
        Decrease in other current liabilities                               (15,746)          (24,415)
     Other                                                                    2,297             4,121
                                                                          ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS           (16,944)          (32,942)
     Payments for professional fees and other reorganization items           (2,760)
                                                                          ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                       (19,704)          (32,942)
                                                                          ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                     (2,731)           (7,336)
    Disposition of property, plant and equipment                              4,050             8,665
                                                                          ---------         ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     1,319             1,329
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt                                              2,000            30,000
    Net proceeds under revolving credit facilities                           27,800            10,599
    Repayments of long-term debt                                               (557)           (2,411)
    Deferred financing costs                                                 (3,541)           (6,113)
    Redemption of Class A members' interest                                    (100)             (500)
    Payment of preferred return                                                 (73)             (288)
                                                                          ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    25,529            31,287
                                                                          ---------         ---------
Effect of exchange rate changes on cash                                        (609)             (435)
                                                                          ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     6,535              (761)
Cash and cash equivalents - beginning of period                               1,795             4,637
                                                                          ---------         ---------
Cash and cash equivalents - end of period                                 $   8,330         $   3,876
                                                                          =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $  52,557         $  84,126
                                                                          =========         =========
Cash paid for income taxes                                                $     316         $     901
                                                                          =========         =========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)
                                   (UNAUDITED)

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

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers, and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("RESI"), USS/Kobe Steel Company ("USS/Kobe") and various of their affiliates. Following the Combination, Republic Technologies International, LLC ("Republic"), a newly formed legal entity and wholly owned subsidiary of the Company, directly or indirectly owns and operates all of the assets of BarTech, Republic, and USS/Kobe's SBQ steel products business.

On April 2, 2001 ("Petition Date"), Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp. (collectively, "Debtors"), filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession. The Debtors attributed the need to reorganize to extremely difficult market conditions that have made it impossible for them to meet their financial obligations. The industry-wide market conditions, the Company's high level of indebtedness following the Combination, and an overall softening of the U. S. economy had substantially diminished the Company's liquidity, adversely impacted operations, and undermined its ability to implement strategic business initiatives in the short term.

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

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet

Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at November 12, 2001 was approximately $15.0 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton Ohio Caster and Continuing Rolling Facility, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA as defined in the DIP Credit Agreement and limit its net capital expenditures.

Although the Company has entered into the DIP Credit Agreement, which was amended on September 28, 2001, the Company may need to obtain additional financing to meet its cash flow requirements. Restrictive covenants included in the debtor-in-possession credit facility and oversight by the Bankruptcy Court limit the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company. The amended agreement serves as a waiver to the September 30, 2001 covenant requirements and allows future maximum borrowings of $360 million from October 1, 2001 through November 4, 2001, $355 million from November 5, 2001 through November 29, 2001, and $337 million thereafter.

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

The accompanying consolidated financial statements contain results for Republic Technologies International Holdings, LLC and its subsidiaries for the three and nine months ended September 30, 2001 and 2000. These consolidated statements are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

The Company operates in three separate segments: hot-rolled, cold-finished, and specialty steels. In connection with the acquisition of RESI, the Company determined its intent to sell the specialty steels segment of the business ("Specialty Steel Division"). The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company sold certain assets from its Baltimore specialty steel plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The accompanying consolidated financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 9 for further information related to discontinued operations.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangibles separate from goodwill. The Company's recorded intangible assets will have to be evaluated against this new criteria and may result in certain intangible assets being reclassified into goodwill. SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The provisions of each statement that apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Management expects the adoption of these accounting standards will result in certain intangible assets being reclassified to goodwill and nonamortizing intangible asset categories, which will have the impact of reducing amortization expense by an amount that has not yet been determined commencing January 1, 2002; however, impairment reviews may result in future write-downs.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", that requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company has not completed its evaluation of the impact, if any, of SFAS No. 143 on its financial statements.

In October 2001, The FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement further refines the rules for accounting for long-lived assets and long-lived assets that are disposed of. This statement will become effective for the Company on January 1, 2002, but early adoption is permitted. The Company has not completed its evaluation of the impact, if any, of SFAS No. 144 on its financial statements.

3.  INVENTORIES

The components of inventories are as follows:  September 30, 2001       December 31, 2000
                                               ---------------------  ---------------------
Raw materials                                        $ 12,420               $ 21,583
Semi-finished and finished goods                      214,248                249,571
                                                     --------               --------
Total                                                $226,668               $271,154
                                                     ========               ========

At September 30, 2001 and December 31, 2000, inventories are net of market reserves and obsolescence reserves aggregating $11.8 and $6.7 million, respectively.

4.       LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The accompanying consolidated balance sheet as of September 30, 2001 segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,159.9 million, from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executor contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 cases. The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations. Liabilities subject to compromise at September 30, 2001 were as follows (in thousands):

                                                      SEPTEMBER 30, 2001
                                                      ------------------

       Accounts payable                                        $ 221,779
       Accrued interest                                           20,387
       Other postretirement benefits                             236,114
       Defined benefit pension obligations                       101,664
       Other accrued expenses                                     31,459
       Long term deferred payables                                36,424
       Long term debt                                            512,108
                                                       ------------------
       Total  (a)                                            $ 1,159,935
                                                       ==================

(a) Excludes a net intercompany payable in the amount of $5,853 to the Company's subsidiary, Nimishillen & Tuscarawas LLC, which is not included in the bankruptcy proceedings.

Reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the consolidated statement of operations for the nine months ended September 30, 2001 include the following:

    Write-down of deferred financing costs related
      to the revolving credit facility                             $4,247

    Professional fees and administrative items, net                 4,387
                                                              -----------
    Total                                                          $8,634
                                                              ===========


5.  WORKFORCE REDUCTION CHARGES

In connection with the RESI acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former RESI and BarTech facilities with employees represented by the United Steel Workers of America ("USWA") were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA expires on October 31, 2003. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former RESI facilities, former USS/Kobe facilities, and the former Bliss & Laughlin Harvey, Illinois facility. The agreement also provides for the creation of a defined benefit pension plan obligation covering employees at former BarTech facilities.

The Master CBA requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits the Company to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intend to be awarded by the Company. Through September 30, 2001, 848 voluntary ERB packages were accepted. As such, the Company has recorded $111.3 million of workforce reduction charges to date for early retirement benefits and special termination payments.

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

As a result of these actions, the Company recorded restructuring charges of $74.7 million during the year ended December 31, 2000 and $1.2 million during the nine months ended September 30, 2001. The charges recorded during the year ended December 31, 2000 were for the write-down of property, plant, and equipment for certain affected facilities and to establish reserves for labor and severance costs, other than ERBs and VSPs discussed in Note 5, and facility closure costs. The $1.2 million charge recorded in 2001 includes $0.9 for severance costs relating to additional administrative staff reductions and $.3 million in additional environmental remediation required as a result of the Willimantic facility closure.

During the year ended December 31, 2000, the Company recorded restructuring charges of $66.5 million related to the closing of the Johnstown facility. These charges consisted of a $40.6 million write-down of property, plant, and equipment, $6.0 million of facility closure costs, and $3.2 million in additional environmental remediation required as a result of the closure. The restructuring charges also included hourly employee separation costs of $16.0 million for hourly workers and $0.7 million for non-hourly severance. The hourly employee separation charge was based on estimates of the cost of an agreement reached with the USWA.

Restructuring charges of $3.5 million were also recorded during the year ended December 31, 2000 related to the announced closing of the Willimantic facility. These charges consisted of a $3.2 million write-down of property, plant, and equipment and $0.3 million in additional environmental remediation required as a result of the closure.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" rolling facility was part of the Company's original consolidation plan contemplated at the time of the RESI acquisition. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" facility were recorded at the date of the RESI acquisition. Charges for hourly labor of $1.4 million were recorded during the year ended December 31, 2000 related to employment security provisions in the labor agreement with the USWA. The Company has not recorded a provision for hourly employee separation costs in view of the fact that all affected employees were offered and have accepted suitable alternative employment at other Company facilities.

The Company had previously recorded a reserve for the reduction of non-union labor and other shutdown reserves at the date of the RESI acquisition related to the manufacturing locations selected for closure (the Canton 12" rolling facility and the Chicago 11" rolling facility) amounting to $4.4 million and $1.9 million, respectively. Adjustments reducing these previously recorded reserves due to changes in estimates were recorded during the year ended December 31, 2000 amounting to $1.4 million.

Additionally, a reserve for the reduction of administrative labor amounting to $4.6 million during 2000, including $3.7 million for the nine months ended September 30, 2000 was recorded as a restructuring charge in the consolidated statement of operations.

The activity impacting the accruals for restructuring during the nine months ended September 30, 2001 is summarized in the table below:

                                                     Labor &           Facility Closure
                                                    Severance                Costs                 Total
                                                 ----------------     --------------------     ---------------
December 31, 2000                                     $   18,568                $   6,385            $ 24,953
    Provision                                                858                      300               1,158
    Amount utilized                                      (2,948)                  (2,236)             (5,184)
    Adjustments                                               --                    1,545(a)            1,545
                                                 ----------------     --------------------     ---------------
September 30, 2001                                    $   16,478                $   5,994            $ 22,472
                                                 ================     ====================     ===============

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

                             STATEMENT OF OPERATIONS
               FOR THE PERIOD APRIL 2, 2001 TO SEPTEMBER 30, 2001

                                                  Three Months      Period from
                                                      Ended        April 2, 2001 to
                                               September 30, 2001 September 30, 2001
Net sales                                           $ 232,088         $ 473,778
Cost of goods sold                                    232,714           453,932
                                                    ---------         ---------
Gross profit (loss)                                      (626)           19,846

Selling, general and administrative expense             9,665            20,248
Depreciation and amortization expense                  13,998            27,814
Special charges:                                                             --
         Workforce reduction charges                      617             4,515
         Restructuring charges                             --               300
Loss on sale of assets                                     42               713
Other expense, net                                        768             1,123
                                                    ---------         ---------
Operating loss                                        (25,716)          (34,867)
Interest expense, net                                   8,441            17,962
Reorganization items                                    2,148             8,634
                                                    ---------         ---------
Loss before income taxes                              (36,305)          (61,463)
Provision for income taxes                                 --                46
                                                    ---------         ---------
Net loss                                            $ (36,305)        $ (61,509)
                                                    =========         =========

                                 BALANCE SHEET
                               SEPTEMBER 30, 2001
ASSETS
Current assets:
      Cash and cash equivalents                                     $     8,138
      Accounts receivable, less allowances of $16,449                   123,267
      Accounts receivable with affiliates                                 7,128
      Inventories                                                       221,431
      Assets held for sale                                                8,895
      Prepaid expenses and other current assets                           4,696
                                                                    -----------
      Total current assets                                              373,555
Property, plant and equipment:
      Land and improvements                                              13,757
      Buildings and improvements                                         32,841
      Machinery and equipment                                           719,505
      Construction-in-progress                                            4,226
                                                                    -----------
    Total property, plant and equipment                                 770,329
    Accumulated depreciation                                           (137,916)
                                                                    -----------
    Net property, plant and equipment                                   632,413
Assets held for sale                                                      2,460
Intangible assets, net of accumulated amortization                       72,432
Investments in non-debtor subsidiaries                                   15,783
Other assets                                                              8,424
                                                                    -----------
Total assets                                                        $ 1,105,067
                                                                    ===========

LIABILITIES AND MEMBERS' INTEREST
Liabilities not subject to compromise:
Current liabilities:

      Revolving credit facility                                     $   357,198
      Long-term secured debt in default                                   3,600
      Accounts payable                                                   34,019
      Accounts payable with affiliates                                    1,179
      Accrued interest                                                    2,495
      Accrued compensation and benefits                                  41,009
      Accrued environmental liabilities                                     166
      Other accrued liabilities                                          32,338
                                                                    -----------
Total current liabilities                                               472,004
Accrued environmental liabilities                                        17,700
Other liabilities                                                         5,336
                                                                    -----------
Total liabilities not subject to compromise                             495,040
Liabilities subject to compromise                                     1,159,935
Liabilities subject to compromise with affiliates                         5,853
                                                                    -----------
Total liabilities                                                     1,660,828
                                                                    -----------

Members' interest                                                      (555,761)
                                                                    -----------
Total liabilities and members' interest                             $ 1,105,067
                                                                    ===========

                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD APRIL 2, 2001 TO SEPTEMBER 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(61,509)
    Adjustments to reconcile net cash used in operating activities:
    Restructuring charges                                                       300
    Loss on sale of fixed assets                                                713
    Depreciation and amortization                                            27,833
    Amortization of deferred financing cost                                   2,961
    Reorganization items                                                      8,692
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                      23,945
        Increase in inventory                                               (16,845)
        Decrease in other current assets                                      2,211
        Increase in accounts payable                                          3,048
        Decrease in accrued compensation and benefits                          (279)
        Increase in defined benefit pension obligations                       7,076
        Increase in other postretirement benefits                             2,542
        Decrease in accrued environmental liabilities                        (2,014)
        Increase in other current liabilities                                   494
        Other                                                                  (253)
                                                                           --------

NET CASH USED IN OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS            (1,085)
     Payments for professional fees and other reorganization items           (2,760)
                                                                           --------
NET CASH USED IN OPERATING ACTIVITIES                                        (3,845)
                                                                           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (1,814)
    Disposition of property, plant and equipment                                 59
                                                                           --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (1,755)
                                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds under revolving credit facilities                           14,404
    Repayments of long-term debt                                                (43)
    Deferred financing costs                                                 (3,541)
                                                                           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,820

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,220
Cash and cash equivalents - beginning of period                               2,918
                                                                           --------
Cash and cash equivalents - end of period                                  $  8,138
                                                                           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                     $ 16,129
                                                                           ========

8.  SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to dispose of its Specialty Steels Division and, accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, other postretirement benefit charges, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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

                                                       For the Three Months Ended September 30, 2001
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled           Cold-            Total          Inter Segment
                                                        Finished         Segments      Elimination/Other     Consolidated
Net sales                            $ 218,472         $  50,053         $ 268,525         $ (28,509)        $ 240,016
Depreciation and amortization           12,876             1,259            14,135              --              14,135
Segment profit (EBITDA,
    as defined)                         (4,359)           (1,613)           (5,972)             --              (5,972)
Capital expenditures                     1,478              (117)            1,361              --               1,361

                                                       For the Three Months Ended September 30, 2000
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled           Cold-            Total          Inter Segment
                                                        Finished         Segments      Elimination/Other     Consolidated
Net sales                            $ 293,599          $ 65,742         $ 359,341         $ (64,361)        $ 294,980
Depreciation and amortization           13,723             1,162            14,885              --              14,885
Segment profit (EBITDA,
    as defined)                         14,934             2,851            17,785              --              17,785
Capital expenditures                     1,953               167             2,120              --               2,120

                                                       For the Nine Months Ended September 30, 2001
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled          Cold-            Total          Inter Segment       Consolidated
                                                       Finished         Segments      Elimination/Other
Net sales                            $ 682,243         $ 166,057         $ 848,300         $ (91,028)          757,272

Depreciation and amortization           38,906             3,779            42,685              --              42,685
Segment profit (EBITDA,
    as defined)                        (22,356)           (1,017)          (23,373)             --             (23,373)

Capital expenditures                     2,511               220             2,731              --               2,731


                                                       For the Nine Months Ended September 30, 2000
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled          Cold-            Total          Inter Segment       Consolidated
                                                       Finished         Segments      Elimination/Other

Net sales                            $  936,626        $  226,201        $1,162,827        $ (156,408)        $1,006,419

Depreciation and amortization            42,410             3,573            45,983              --               45,983
Segment profit (EBITDA,
    as defined)                          44,197             9,838            54,035              --               54,035

Capital expenditures                      6,970               480             7,450              (114)             7,336


                                                                 As of September 30, 2001
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled          Cold-            Total          Inter Segment       Consolidated
                                                       Finished         Segments      Elimination/Other
Segment assets                        $ 976,593         $126,151        $1,102,744           $ 16,133         $1,118,877


                                                                As of December 31, 2000
                                 ------------------------------------------------------------------------------------------
                                    Hot-Rolled          Cold-            Total          Inter Segment       Consolidated
                                                       Finished         Segments      Elimination/Other
Segment assets                       $1,029,916         $145,414         $1,175,330          $ 21,754           $ 1,197,084

9.  DISCONTINUED OPERATIONS

In connection with its acquisition of RESI, the Company determined its intent to sell its Specialty Steels Division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the Specialty Steels Division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the RESI purchase price. During the year ended December 31, 2000, an additional provision of $16.8 million was made for the estimated additional loss from disposition, including a charge of $7.0 million was taken for the permanent shutdown of the Baltimore Specialty facility. In the nine months ended September 30, 2001, no additional provision was recorded related to the Specialty Steel Division.

The Company sold certain assets from its Baltimore plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. Management anticipates the disposition to be completed during the fourth quarter of 2001.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                  ------------------------------------    ------------------------------------
                                             2001                2000                  2001             2000

                                   -------------------------------------    ------------------------------------
Net sales                                    $5,375            $10,763                $17,916          $36,710
Gross loss                                    (221)             (1,404)                (2,527)          (5,249)
Loss before income taxes                      (377)             (2,265)                (2,489)          (8,474)
Provision for income taxes                      --                  --                     --               --
                                   -------------------------------------    ------------------------------------
Net loss                                     $(377)           $ (2,265)               $(2,489)        $ (8,474)
                                   =====================================    ====================================


The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale were as follows:

                                                      September 30, 2001        December 31, 2000
                                                    -----------------------   -----------------------

Assets held for sale, current- Inventories                  $8,895                     $9,306
                                                            ======                     ======

Assets held for sale, non-current - Property, plant
       and equipment                                        $2,460                     $7,294
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

RESULTS OF OPERATIONS

The following discussion relates to the Company's consolidated results of operations for the three and nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001 totaled $240.0 million on shipments of approximately 484,140 net tons compared with net sales of $295.0 million for the three months ended September 30, 2000 on shipments of approximately 585,196 net tons. The decrease in net sales and tons shipped reflects the weak demand in the automotive and service center markets that has negatively affected the results for the three months ended September 30, 2001. Net sales for the three months ended September 30, 2001 were comprised of $190.0 million of hot-rolled net sales and $50.0 million of cold-finished net sales, compared with hot-rolled net sales of $229.2 million and cold-finished net sales of $65.8 million for the three months ended September 30, 2000.

Cost of sales totaled $240.0 million, or 100.0% of net sales, for the three months ended September 30, 2001 compared with cost of sales of $266.9 million, or 90.5% of net sales, for the similar period ended September 30, 2000. Cost of sales for the three months ended September 30, 2001 consisted of $189.8 million on hot-rolled products and $50.2 million on cold-finished products compared with $206.9 million on hot-rolled products and $60.0 million on cold-finished products for the three months ended September 30, 2000. The overall decrease in cost of sales and higher percentage of net sales from the three months ended September 30, 2000 to the three months ended September 30, 2001 was primarily due to the decrease in sales and the efficiencies lost due to the lower sales.

Selling, general and administrative expenses were $10.0 million, or 4.2% of net sales, for the three months ended September 30, 2001 compared with $14.5 million, or 4.9% of net sales, for the three months ended September 30, 2000. The overall decrease in selling, general and administrative expenses is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination. Additionally there was a smaller selling, general and administrative staff in the third quarter of 2001 as compared to the third quarter of 2000.

Depreciation and amortization expense was $14.1 million for the three months ended September 30, 2001, compared with $14.9 million for the three months ended September 30, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $0.6 million for the three months ended September 30, 2001, compared with $2.9 million for the three months ended September 30, 2000. The decrease was primarily due to only 3 voluntary early retirement buyouts ("ERBs") accepted during the third quarter of 2001 as compared to 22 ERBs being accepted during the third quarter of 2000.

There were no restructuring charges for the three months ended September 30, 2001, compared with $9.7 million for the three months ended September 30, 2000. The costs were recorded in connection with the shutdown of the Johnstown facility in 2000.

Net interest expense was $8.5 million for the three months ended September 30, 2001 compared with $27.5 million for the three months ended September 30, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

Reorganization items represent $2.1 million in costs relating to the Chapter 11 proceedings. These costs are primarily incurred for various consulting and legal fees that are related to the bankruptcy proceedings.

The provision for income taxes for the three month period ended September 30, 2001 consisted primarily of currently payable foreign income taxes owed by Canadian Drawn Steel Company ("CDSC").

As a result of the above, the Company reported a net loss of $36.2 million for the three months ended September 30, 2001 compared with a net loss of $46.3 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 totaled $757.3 million on shipments of approximately 1,515,040 net tons compared with net sales of $1,006.4 million for the nine months ended September 30, 2000 on shipments of approximately 2,013,696 net tons. The decrease in net sales and tons shipped reflects the weak demand in the automotive and service center markets that has negatively affected the results for the nine months ended September 30, 2001. Net sales for the nine months ended September 30, 2001 were comprised of $591.2 million of hot-rolled net sales and $166.1 million of cold-finished net sales, compared with hot-rolled net sales of $780.2 million and cold-finished net sales of $226.2 million for the nine months ended September 30, 2000.

Cost of sales totaled $760.4 million, or 100.4% of net sales, for the nine months ended September 30, 2001 compared with cost of sales of $921.1 million, or 91.5% of net sales, for the similar period ended September 30, 2000. Cost of sales for the nine months ended September 30, 2001 consisted of $598.5 million on hot-rolled products and $161.9 million on cold-finished products compared with $713.6 million on hot-rolled products and $207.5 million on cold-finished products for the nine months ended September 30, 2000. The overall increase in cost of sales as a percentage of net sales from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily due to reduced units of production in the current year coupled with primarily fixed labor costs.

Selling, general and administrative expenses were $33.4 million, or 4.4% of net sales, for the nine months ended September 30, 2001 compared with $40.9 million, or 4.1% of net sales, for the nine months ended September 30, 2000. The overall decrease in selling, general and administrative expenses is due in part to the continuing benefits derived from combining selling, general and administrative functions following the Combination.

Depreciation and amortization expense was $42.7 million for the nine months ended September 30, 2001, compared with $46.0 million for the nine months ended September 30, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $14.6 million for the nine months ended September 30, 2001, compared with $4.6 million for the nine months ended September 30, 2000. The increase was primarily due to 68 voluntary early retirement buyouts ("ERBs") being accepted during the first nine months of 2001 as compared to only 65 ERBs accepted during the first nine months of 2000. There were also 11 VSPs paid during the first nine months of 2001 as compared to only one VSP payment in the first nine months of 2000.

Restructuring charges of $1.2 million were recorded during the nine months ended September 30, 2001 as compared with $59.0 million during the same period in 2000. The decrease is primarily a result of the $45.8 million in shutdown costs recorded in connection with the shutdown of the Johnstown facility in the second quarter of 2000. In addition to the $0.3 million recorded in the second quarter of 2001 in connection with the shutdown of Willimantic discussed previously, the restructuring charges for the nine months ended September 30, 2001 also included $0.9 million of severance related costs for administrative staff reductions as compared to $3.9 million for the nine months ended September 30, 2000. The decrease in the severance charges was due to fewer administrative staff reductions in the first nine months of 2001 compared to the first nine months of 2000.

Net interest expense was $48.0 million for the nine months ended September 30, 2001 compared with $81.3 million for the nine months ended September 30, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense as of April 2, 2001 on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

Reorganization items represent $8.6 million in costs relating to the current Chapter 11 proceedings. These costs include a $4.2 million write-down of deferred finance costs related to the revolving credit facility which has been converted into the new DIP credit facility due to the bankruptcy proceedings. The amount also includes $4.4 million of various consulting and legal fees that are also related to the bankruptcy proceedings.

The provision for income taxes for the nine months ended September 30, 2001 and 2000 consisted primarily of currently payable foreign income taxes owed by CDSC.

As a result of the above, the Company reported a net loss of $152.5 million for the nine months ended September 30, 2001 compared with a net loss of $165.7 million for the nine months ended September 30, 2000.

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

CAPITAL EXPENDITURES

The Company invested $2.7 million in capital expenditures during the nine months ended September 30, 2001. The Company's debtor-in-possession facility limits capital expenditures to $29.0 million in 2001 and $30.2 million in 2002. The Company's four-year consolidation plan originally contemplated construction of a new large bar mill which management estimates would cost approximately $90 million. The plan to construct this facility is currently under review and subject to the outcome of the Chapter 11 proceedings.

DEBT SERVICE REQUIREMENTS

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement were $420 million in the aggregate and include a sub-facility of $50 million for the issuance of letters of credit. The DIP Credit Agreement was amended on September 28, 2001. The amended agreement serves as a waiver to the September 30, 2001 covenant requirements and allows maximum borrowings of $360 million from October 1, 2001 through November 4, 2001, $355 million from November 5, 2001 through November 29, 2001, and $337 million thereafter. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. The Company's net availability on its revolving credit facility at November 12, 2001 was approximately $15.0 million.

Under the terms of the bankruptcy cases, liabilities in the amount of approximately $1.2 billion at September 30, 2001, are subject to compromise under the Chapter 11 proceedings. Included in the liabilities subject to compromise, is approximately $512.1 million of long-term debt. The accrual and payment of interest on debt facilities, other than the debtor-in-possession facility and the Development Authority of Cartersville, Georgia industrial revenue bond, has been suspended subsequent to the Petition Date. All such debt service requirements are subject to the outcome of the Chapter 11 proceedings. The contractual amount of the interest not accrued as of September 30, 2001 was $34.5 million.

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

LIQUIDITY SOURCES AND OTHER FACTORS AFFECTING LIQUIDITY

The Company's lower than expected sales in the first three quarters of 2001 caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between incurring certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

Management has sought to improve the Company's liquidity position by taking a number of actions including increasing spot prices, reducing administrative staff, implementing cost cutting programs, and closing operations. The Company closed its Baltimore, Maryland Specialty Steel facility and its Willimantic cold-finishing plant in the first quarter of 2001. In addition, the Company reduced its planned capital expenditures from $48.0 to $13.1 million for the year 2001, and obtained deferrals of approximately $46.0 million of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003. The Company is also in the process of selling its remaining specialty steels division assets and expects to complete the sale in the fourth quarter of this year. The Company is also in the process of selling certain real estate from facilities closed as part of the consolidation plan.

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

FORWARD LOOKING STATEMENTS

Statements included in this filing with the SEC (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

- the Company's ability to develop and obtain approval of a plan of reorganization during its Chapter 11 proceedings;
- the Company's ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;
- the Company's ability to implement its consolidation plan and to realize the expected benefits of the Combination in the time frame and at the costs currently contemplated;
-        market conditions and general risks associated with the steel industry;
         and
- matters discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-4.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

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

          b.)     Exhibits

         (10.52) Amendment and Limited Waiver to Debtor-in-Possession Revolving Credit Agreement between Republic Technologies International, LLC and Fleet Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC





Date: November 14, 2001       By: /s/ Joseph F. Lapinsky
                                  ---------------------
                              Joseph F. Lapinsky
                              Chief Executive Officer,
                                 President and Chief
                                 Operating Officer

Date: November 14, 2001       By: /s/ Joseph A. Kaczka
                                  --------------------
                              Joseph A. Kaczka

                              Vice President of Finance, Controller
                                 and Chief Accounting Officer