Form 10-K405
period 2001-12-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2002-04-01
CIK 1098311

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

               |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

             |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                       Commission file number 333-90709-04

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
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

        Securities registered pursuant to Section 12(g) of the Act: None


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

The number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2002 was as follows: AS OF MARCH 29, 2002, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
----                                                                                                            ----
1.     Business                                                                                                    3
2.     Properties                                                                                                 18
3.     Legal Proceedings                                                                                          19
4.     Submission of Matters to a Vote of Security Holders                                                        19
5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                  19
6.     Selected Financial Data                                                                                    20
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                      20
7A.    Quantitative and Qualitative Disclosures about Market Risk                                                 28
8.     Financial Statements and Supplementary Data                                                                29
9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                       29
10.    Directors and Executive Officers of the Registrant                                                         30
11.    Executive Compensation                                                                                     32
12.    Security Ownership of Certain Beneficial Owners and Management                                             33
13.    Certain Relationships and Related Party Transactions                                                       36
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            40

                Independent Auditors' Report                                                                      49

                Consolidated/Combined Statements of Operations for the Years Ended December 31, 2001 and          51
                2000, and the Periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to
                August 12, 1999

                Consolidated Balance Sheets as of December 31, 2001 and 2000                                      52

                Consolidated/Combined Statements of Members' Interest/Stockholders' Deficit for the               54
                Periods from January 1, 1999 to August 12, 1999 and August 13, 1999 to December 31, 1999,
                and the Years Ended December 31, 2000 and 2001

                Consolidated/Combined Statements of Cash Flows for the Years Ended December 31, 2001 and          55
                2000, and the Periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to
                August 12, 1999

                Notes to Consolidated/Combined Financial Statements for the Years Ended December 31, 2001         56
                and 2000, and the Periods from August 13, 1999 to December 31, 1999 and January 1, 1999
                to August 12, 1999

                Schedule II- Valuation and Qualifying Accounts                                                    89

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

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("BarTech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company ("USS/Kobe") and various of their affiliates. Following the Combination, Republic Technologies International Holdings, LLC, a newly formed legal entity, indirectly owns and operates all of the assets of BarTech, RESI, and USS/Kobe Steel Company's SBQ steel products business.

BarTech was formed in September 1994 with the assistance of affiliates of The Veritas Capital Fund L.P. ("Veritas") to acquire and restart specific melt shop and hot-rolling assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation. In April 1996, Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") acquired control of BarTech concurrently with BarTech's acquisition of Bliss and Laughlin Industries, Inc. ("BLI"), one of the largest processors of cold-finished SBQ steel in North America. Republic was a leading U.S. manufacturer of SBQ steel products, which was formed in 1989 to own and operate the former assets of the Bar Division of LTV Steel Company, Inc. In September 1998, Blackstone and other investors acquired control of Republic through RES Holding Corporation with the intention of combining it with BarTech. USS/Kobe was the SBQ steel production facilities and related operations division of USS/Kobe Steel Company, a 50/50 joint venture formed in July 1989 between subsidiaries of USX Corporation ("USX"), and Kobe Steel, Ltd. ("Kobe"). The aforementioned companies joined to become Republic after the Combination on August 13, 1999.

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

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, certain employee benefits, and certain critical vendors. The Court established October 31, 2001 as the bar date for all persons, entities, and creditors to file proofs of claims against the Company. The Company is currently reconciling the amount of the proofs of claims filed by the creditors and has not recorded any additional liabilities as a result of these claims. The Company also has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings. When a contract or agreement is rejected, the Company is relieved from their obligations to perform further under the contract or agreement, but is subject to a claim for damages for the breach thereof. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

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

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and undersecured debt. Subsequent to the Petition Date, the secured debt has been classified as a current liability and the undersecured debt has been classified as liabilities subject to compromise.

On January 24, 2002 the USWA ratified a Modified Labor Agreement ("MLA") modifying the Master Collective Bargaining Agreement. The MLA provides interim support designed to permit the Company to continue operating at its current level while working to secure the financing necessary to emerge from Bankruptcy.

Under the terms of the MLA all employee wages will be reduced 15% for the period of January 1, 2002 to May 31, 2002. Other modifications include immediate elimination of 125 jobs and modifications to the employment security plan allowing the Company to layoff employees as business conditions and operational requirements dictate.

The MLA also includes certain long-term revisions which will become effective only if prior to May 31, 2002 a plan of reorganization has been consummated which includes receipt by the Company of a $250 million loan in addition to the Company's current lending arrangements, pursuant to the Emergency Steel Loan Guarantee Program, approval by the Pension Benefit Guaranty Corporation of new pension funding arrangements that will allow the Company to reduce its annual pension funding obligations between 2002 and 2007 to a level that can be supported by the Company's future cash flows, and the use of primarily equity and/or interest-bearing debt to satisfy the claims of the senior-secured noteholders.

The long-term revisions include agreement on more effective management of health care costs for active employees and retirees, profit sharing, employee stock ownership and enhancements to pension benefits.

The Company has filed a motion with the Bankruptcy Court to extend the deadline for filing its reorganization plan to June 28, 2002. The motion was heard on March 20, 2002 with no objections, however the Company is awaiting the final ruling from the Bankruptcy Court.

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company through December 15,2002. The maximum borrowings under the DIP Credit Agreement initially were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. There were $326.0 million of borrowings under the DIP Credit Agreement outstanding at December 31, 2001. The weighted average interest rate for the year 2001 was 8.1%. Amounts available under the DIP Credit Agreement at March 22, 2002 and December 31, 2001 were approximately $12.8 million and $7.3 million, respectively.

The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton CR, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA, as defined, in the DIP Credit Agreement and limit its net capital expenditures.

The Company violated the minimum cumulative EBITDA, as defined, covenant in the DIP Credit Agreement during 2001. On September 28, 2001, the Company was granted an amendment and limited waiver. The amendment further limited maximum borrowings, and a weekly minimum liquidity covenant was added.

During November, the Company notified the lenders that they were in violation of the weekly minimum liquidity covenant. On November 30, 2001, the Company entered into a forbearance agreement with the lenders under an amendment to the DIP Credit Agreement. The forbearance agreement restricted the lender's ability to exercise their remedies under the DIP Credit Agreement for certain defaults through January 11, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, amendments to the minimum liquidity amount and weekly liquidity covenants, and a 2% interest penalty applied to all borrowings.

Subsequent event - On January 11, 2002, the Company continued to be in default of the minimum cumulative EBITDA, as defined, covenant and the minimum liquidity covenants. Accordingly, the Company entered into a second forbearance agreement with the lenders under a third amendment to the DIP Credit Agreement. The second forbearance agreement restricts the lender's ability to exercise their remedies under the DIP Credit Agreement for certain defaults through May 31, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, an amendment to the minimum liquidity covenant, a new minimum sales covenant, and continuation of the 2% interest penalty applied to all borrowings. Current maximum borrowings under the DIP Credit Agreement are as follows: $340 million from January 11, 2002 to January 31, 2002; $345 million from February 1, 2002 to March 28, 2002; $342.5 million from March 29, 2002 to April 30, 2002; and $337 million thereafter.

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

The Company reports its operations in three segments: hot-rolled products, cold-finished products, and specialty steel products. Seamless tube rounds and semi-finished steel products are included in the hot-rolled segment. The following table sets forth the Company's net tons shipped from our principle product lines, on an actual basis for the years ended December 31, 2001 and 2000, and on a proforma basis for the year ended December 31, 1999 (in 000s):

                                                              Year ended December 31,
                                             -------------------------------------------------------
                                                    1999                2000               2001
                                             ------------------ ------------------- ----------------
        Net tons shipped:
             SBQ hot-rolled products            1,674     65%       1,501       59%    1,253    63%
             SBQ cold-finished products           439     17          373       15       290    15
             Seamless rounds                      362     14          596       24       414    21
             Semi-finished steel products         103      4           56        2        23     1
                                              -------  -----      -------  -------    ------  ----
                Total net tons shipped          2,578    100%       2,526      100%    1,980   100%
                                              =======  =====      =======  =======    ======  ====


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

The following table displays the major end-market applications of the Company's hot-rolled products by size and shape:

            MAJOR END-MARKET APPLICATIONS BY PRODUCT SIZES AND SHAPES

                         ------------------------------ -------------------------- --------------------------
                                      Rounds                      Squares                    Hexagons
                         ------------------------------ -------------------------- --------------------------
------------------------
      7/32"-3/4"
                         Auto fasteners                 Not Applicable             Hose couplings
                         Tire cord                                                 Converters
                         Specialty springs
------------------------ ------------------------------ -------------------------- --------------------------
       3/4"-3 1/4"
                         Bearings                       Not Applicable             Hose couplings
                         Spindles                                                  Converters
                         Steering columns
                         Gears
                         Constant velocity joints
                         Hubs
                         Axles
------------------------ ------------------------------ -------------------------- --------------------------
         3 1/4"+
                         Crankshafts                    Off-highway equipment      Not Applicable
                         Axles                          Agricultural equipment
                         Hydraulic cylinders            Converters
                         Machine parts
                         Converters
------------------------ ------------------------------ -------------------------- --------------------------

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

Turning, Grinding and      The same processes as turning and polishing products,
Polishing                  with the addition of a grinding process that yields
                           very fine tolerances.

Drawing, Turning,          The same processes as turning, grinding and polishing
Grinding and Polishing     products, with the addition of a drawing process to
                           add physical strength.

After the cold-finished products are cut to length, they are stacked in bundles and transported to warehouses from which they are shipped to customers.

The following table displays the major end market applications of the Company's cold-finished products by shape without references to product size, which is less important for determining the end use of cold-finished steel products:

                     MAJOR END MARKET APPLICATIONS BY SHAPES

----------------------------------------- ---------------------- ----------------- --------------------------
                 ROUNDS                         HEXAGONS             SQUARES                 FLATS
----------------------------------------- ---------------------- ----------------- --------------------------
Constant velocity joints                  Hose fittings          Agricultural      Machine tool fixtures
Hydraulic hose couplings                  Spark plug shells          equipment     Office furniture
Steering rack gears                       Nuts                                     Exercise equipment
Fractional horsepower motor shafts                                                 Agricultural equipment
Engine valves and fuel injector parts
Hydraulic cylinders for off-highway
     and agricultural equipment
Shafts and gears for appliance
     industry
----------------------------------------- ---------------------- ----------------- --------------------------

Seamless Tube Rounds. In connection with a supply agreement with USX and the Lorain Tubular Company ("Lorain Tubular"), the Company produces semi-finished rounds at its Lorain, Ohio facility for purchase by Lorain Tubular and by USX's Fairfield, Alabama facility under specified circumstances. Depending on the desired end-use application for Lorain Tubular, these products are either cast to sizes of 10.5", 12.25" or 13.5" or cast to size and then rolled at the Company's primary rolling mill to sizes of 6" or 10.5". For the Fairfield facility, the Company produces semi-finished product in rounds at 11.6". Seamless tubes are used in oil and gas drilling and exploration applications. For a description of the rounds supply agreement see Item 13 - "Certain Relationships and Related Party Transactions".

Semi-Finished Steel Products. In addition to the Company's hot-rolled and cold-finished products and seamless tube rounds, the Company sells semi-finished products produced by its melt shop casters that have not been processed further at its rolling mill facilities. These products are typically sold to rolling mills operated by competitors that do not have melt shop facilities or to steel service centers or distributors, for further processing before they reach the ultimate end user. These products are sold in sizes ranging from 5"-14".

SEASONALITY

The Company's business is subject to some degree of seasonality. The primary end markets for the Company's products are the automotive and industrial equipment industries. Consequently, the SBQ industry, including the Company, typically experiences higher shipment volumes and revenues in the first and second quarters due to seasonality of the automotive and industrial equipment industries.

RAW MATERIALS

Scrap Metal. The major raw material for the Company's electric arc furnace melt shops is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. The long-term demand for scrap metal and the importance of scrap metal to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to, or replacements of, existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of the Company's products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metals vary based on numerous factors including quality, availability, freight costs, speculation by scrap brokers and other conditions beyond the Company's control. However, the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future.
The Company seeks to reduce its exposure to fluctuations in the price of scrap metal by charging where possible scrap metal surcharges based on the increase in the price of scrap metal above specified levels. For other customers, adjustments are made in selling prices if the price of scrap exceeds or drops below specified levels. These surcharges and price adjustments are determined on a monthly or quarterly basis.

Coke and Iron Ore Pellets. Iron ore pellets and coke are the principal raw materials used in the Company's blast furnaces. The Company has entered into long term sourcing agreements with USX who will supply the iron ore pellets and coke that are the raw material inputs for the blast furnace/ basic oxygen process route at its Lorain, Ohio facility. The Company expects that these agreements will provide it, during the term of the contracts, with a consistent supply of quality materials the Company at prices that will be favorable as compared to market prices due to the "most favorable nations" pricing terms in the agreement, which guarantees the Company a price matching the lowest price offered by USX. For additional information on the iron ore pellets and coke supply agreement, see Item 13 - "Certain Relationships and Related Party Transactions".

Coal. The Lorain, Ohio blast furnace injects pulverized coal into the blast furnace to offset its use of higher priced metallurgical coke and reduce the material cost for hot-metal production. This coal is pulverized and delivered to the Lorain facility under a long-term tolling agreement with Ohio Edison Power Company (a wholly owned subsidiary of FirstEnergy). The price over the life of the agreement is fixed. For additional information see Item 13 - "Certain Relationships and Related Party Transactions".

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

In addition, the Company has previously purchased a portion of its hot-rolled bar requirements for its cold-finishing operations from third-party suppliers. During the years ended December 31, 2001, 2000 and 1999, approximately 84%, 76%, and 70%, respectively, of it's cold-finished bar and rod production used internally produced hot-rolled products.

ENERGY SOURCES

The Company's manufacturing facilities consume large amounts of electricity and natural gas. Republic Technologies has not had difficulty in obtaining adequate sources of electricity and natural gas in the past and does not foresee any significant difficulties in the future.

The Company's primary use of electricity is at its electric arc furnace melt shop in Canton, Ohio and at its blast furnace melt shop facility in Lorain, Ohio, which uses less electric power than the electric arc furnaces. Republic Technologies currently has a long-term electricity contract in place for the Lorain facility that expires in 2004. The electric contract for the Canton facility is currently being re-negotiated and is expected to be renewed by May 1, 2002 with improved terms to match anticipated operating requirements. The rest of its facilities purchase their electricity from local utilities under various contracts and terms. The Company believes that its electricity costs are competitive with other steel manufacturers.

In connection with the Combination, the Company entered into an agreement with FirstEnergy Services Corp. ("FirstEnergy") under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. As a result of this arrangement, the Company expects that it is likely that FirstEnergy will eventually fill much of its energy purchasing requirements. For additional information on this arrangement, see Item 13 - "Certain Relationships and Related Party Transactions".

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

The Company's five largest customers accounted for 30.5%, 29.1% and 25.2% of its total net sales in 2001, 2000, and 1999, respectively. Lorain Tubular Company LLC was the only customer that accounted for 10% or more of the Company's total sales in 2001 (10.7%) and 2000 (14.6%), and no customer accounted for greater than 10% in 1999.

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

The Company's primary competition for hot-rolled bar products is both large domestic steelmakers and specialized mini-mills. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes currently in place at the Company. Numerous competitors exist in the domestic cold-finishing market. There are over 20 cold-finishers in the domestic market at present. In addition, foreign competition can be significant in segments of the SBQ steel market, particularly where certifications are not required, and during periods when the U.S. dollar is strong as compared with foreign currencies. This competition is exerting significant downward pressure on the price level of some of the Company's products.

The principal areas of competition in the Company's markets are product quality and range, delivery reliability, service and price. Special chemistry and precise processing requirements characterize SBQ steel products. Maintaining high standards of product quality while keeping production costs competitive is essential to the Company's ability to compete in its markets. Management believes that the Company has the widest selection of product grades and sizes in the industry. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important as customers continue to reduce their in-plant raw material inventory.

BACKLOG

The Company calculates backlog as those orders received but not yet shipped. Its backlog as of December 31, 2001 was $442 million, and its combined backlog as of December 31, 2000 was $361 million. Orders are generally filled within 3 to 14 weeks of the order depending on the product, customer needs and other production requirements. Customer orders are generally cancelable without penalty prior to finish size rolling, and depend on customers' changing production schedules. Accordingly, the Company does not believe that the amount of backlog orders is a reliable indication of future sales.

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

The vast majority of the Company's production workers are covered by the collective bargaining agreement with the USWA. A union does not represent production employees at the Company's Cartersville, Georgia facility. The Company had 3,512 hourly employees at December 31, 2001, and 742 salaried employees. The general terms of the agreement in place at the Petition Date are discussed below.

The labor agreement provides for formalized workplace flexibility and consolidation of job classifications at the Company's facilities. Under the labor agreement, the USWA has agreed to eliminate many practices, which in the past restricted workplace flexibility and led to inefficiencies. The Company and the USWA have also agreed to reduce the number of job classifications at all covered facilities to five from over thirty-four. This reduction will enable the Company to assign a greater number of responsibilities to individual employees.

Republic Technologies and the USWA have agreed under the labor agreement that the USWA will be granted "partnership" rights in the management of the Company. These "partnership" rights afford access to the Company's decision-making processes through the formation of leadership and advisory committees containing members of management and USWA representatives. Additionally, the USWA has the right to appoint one director to the Board of Directors of Republic Technologies International, Inc. ("Republic Technologies, Inc."), the Company's ultimate parent company, as agreed to by the USWA and Republic.

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

Pursuant to the labor agreement, the employees covered by the agreement are expected to be offered the opportunity to purchase up to $15.0 million worth of common stock of Republic Technologies, Inc. at a price per share equal to the effective price per share paid by the investors for new shares they acquired in connection with the Combination transactions. Pursuant to an agreement with the USWA, this offering is to be accomplished on the earliest of (1) January 1, 2001, (2) immediately preceding Republic proceeding with an initial public offering or (3) a change of control. However, no activity related to this agreement has occurred between January 1, 2001 and the filing date of this report. The new labor agreements contemplate that any shares sold will be subject to customary restrictions on transfer and will have the benefit of customary "piggyback" registration rights.

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

On January 24, 2002 the USWA ratified a Modified Labor Agreement ("MLA") modifying the Master Collective Bargaining Agreement. The MLA provides interim support designed to permit the Company to continue operating at its current level while working to secure the financing necessary to emerge from Bankruptcy.

Under the terms of the MLA all employee wages will be reduced 15% for the period of January 1, 2002 to May 31, 2002. Other modifications include immediate elimination of 125 jobs and modifications to the employment security plan allowing the Company to layoff employees as business conditions and operational requirements dictate.

The MLA also includes certain long-term revisions which will become effective only if prior to May 31, 2002 a plan of reorganization has been consummated which includes receipt by the Company of a $250 million loan in addition to the Company's current lending arrangements, pursuant to the Emergency Steel Loan Guarantee Program, approval by the Pension Benefit Guaranty Corporation of new pension funding arrangements that will allow the Company to reduce its annual pension funding obligations between 2002 and 2007 to a level that can be supported by the Company's future cash flows, and the use of primarily equity and/or interest-bearing debt to satisfy the claims of the senior-secured noteholders.

The long-term revisions include agreement on more effective management of health care costs for active employees and retirees, profit sharing, employee stock ownership and enhancements to pension benefits.

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

The Company continuously monitors its compliance with these environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $1.5 million.

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at its facilities. The Company currently believes that these costs are likely to be in the range of $12.0 million to $23.6 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed below, was approximately $16.5 million as of December 31, 2001. In addition to the accrual amounts specifically discussed below, the $16.5 million also includes accruals of approximately $1.4 million relating to the Company's voluntary program relating to the replacement of PCB-containing transformers at its facilities and $2.0 million relating to several remaining environmental matters which are not believed to be material and which are not discussed below. The Company believes that it has no significant environmental compliance and remediation costs with respect to the former BarTech operations and, accordingly, only three non-material reserve items have been established. As of December 31, 2001 the Company had a reserve of $0.9 relating to the U.S. Environmental Protection Agency (the "U.S. EPA") "multimedia" audit that is discussed below. Except as noted below, the Company is not otherwise aware of any significant environmental compliance and remediation costs with respect to the former USS/Kobe operations for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance.

The U.S. EPA has identified a number of solid waste management units, or "SWMUs," at the Eighth Street facility in Canton, Ohio. On June 16, 1999, the Company entered into an Administrative Consent Order with the U.S. EPA to investigate these SWMUs and propose appropriate remedial measures. The "Berger Triangle," a seven acre parcel of land the Company owns in Canton that is listed on the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System list of contaminated or potentially contaminated sites, is also included within the scope of the Administrative Consent Order. The Company anticipates that through the year 2002, it will spend approximately $0.1 million to investigate the SWMUs and the Berger Triangle. The Company has accrued approximately $4.0 million regarding these matters. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to remediate these sites, but the cost could be greater than the amount currently accrued.

The electric arc furnace dust waste pile located at the Canton facility has been exempted from the scope of the Administrative Consent Order discussed above. However, on April 26, 1999, the Company entered into a Consent Decree with the Ohio Environmental Protection Agency (the "Ohio EPA") providing for the closure in-place of that waste pile. The Company submitted a draft closure plan to the Ohio EPA on July 2, 1999 that was approved on October 22, 1999. The Company originally anticipated initiating closure construction in the spring of the year 2000, but negotiated with the Ohio EPA to defer this until 2001. The Company anticipated that the construction would involve the placement of a 54- inch thick liner on top of the existing pile, and would involve expenditures of approximately $1 million. The Company estimated that the cost of 30 years of post-closure monitoring and maintenance of the closed waste pile would be an additional $1.1 million. Republic Technologies had accrued approximately $2.1 million regarding the closure and post-closure care of the waste pile as of December 31, 2001. In January of 2001, the Company placed the $2.1 million related to these costs on reserve with an insurance company. During 2001, the Company substantially completed closure of the waste pile and expects to conclude closure activities in the spring of 2002. As of December 31, 2001, the balance remaining in this reserve was $0.3 million.

Notices of historical waste disposal activities at one of the two Massillon, Ohio facilities and the two Canton facilities were filed by LTV Steel and its predecessors with the U.S. EPA, under Section 103(c) of the federal Comprehensive Environmental Response, Compensation and Liability Act. In 1985, the Ohio EPA recommended the Massillon hot roll bar facility as a medium priority for further state investigation. The Ohio EPA also recommended the Harrison Avenue facility in Canton as a medium priority for further state investigation and a low priority for further federal investigation. No further investigation of historical waste disposal activities has been performed at these facilities since 1986 by any environmental authority. The Company could be required, in the future, to incur significant costs to investigate such historical waste disposal activities and remediate any contamination found to exist at these facilities. Republic Technologies has accrued approximately $5.4 million regarding the Massillon hot roll bar facility. However, the Company is currently unable to predict precisely the amount or timing of such costs.

In 1996, the Company closed certain hazardous waste areas at the Massillon cold finished bar facility. These actions were taken under State law following earlier inspections and assessments by the Ohio EPA and U.S. EPA regarding these areas. In October 2001, the U.S. EPA visited the site and requested an update on the nature of the closure, as part of an internal review on potential applicability of Resource Conservation and Recovery Act corrective action. The U.S. EPA continues to review this matter.

Through contractual agreements with Bethlehem Steel Corporation ("Bethlehem"), the Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at BarTech's facilities caused or created by Bethlehem or BarTech's predecessors in title and attributable to the period in which the Bethlehem Bar Rod and Wire Division or BarTech's predecessors operated such facilities. Pursuant to such arrangements, Bethlehem agreed to indemnify BarTech for such costs by limiting BarTech's potential exposure to any such damages incurred (1) through December 1996, to 50% of the first $2 million in damages, or $1 million, and (2) thereafter, to 50% of the first $10 million of damages in the aggregate, or $5 million in total exposure. Although several investigations of past or present environmental conditions at the former BarTech facilities have been conducted by or on behalf of Bethlehem and regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the former BarTech facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of BarTech or the Company. During 2001 Bethlehem filed for protection under Chapter 11 of the United States Bankruptcy Code, therefore, there can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

Bethlehem is conducting remedial activities on a small portion of the Lackawanna, New York facility historically used for mill scale storage, which was identified as requiring corrective action by the U.S. EPA pursuant to an Administrative Order on Consent issued to Bethlehem in 1990. Bethlehem is currently awaiting approval of the Remedial Work Plan for the former mill scale storage area submitted to the U.S. EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent, however, due to Bethlehem's Chapter 11 filing there can be no assurance that Bethlehem will meet its obligations

Some of the steel processing operations presently conducted by Bliss & Laughlin, LLC ("Bliss & Laughlin") commenced over 100 years ago by predecessors of Bliss & Laughlin and included properties which over the years were sold by Bliss & Laughlin's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against Bliss & Laughlin in the future based upon the current property ownership of Bliss & Laughlin and by operations of BarTech's predecessors. Bliss & Laughlin has received an indemnification from the former owner and operator of such properties for various environmental claims or liabilities relating to activities at Bliss & Laughlin's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when Bliss & Laughlin succeeded to ownership of such properties, and for various environmental claims or liabilities relating to properties that were sold by Bliss & Laughlin's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

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

Two cost sharing baskets and one cost sharing percentage was agreed to by USX and USS/Kobe Steel Company as well. One of the cost sharing baskets provides that USS/Kobe Steel Company will be responsible for the first $10 million of costs and USX will be responsible for costs above that amount incurred relating to the areas formerly occupied by a coke plant and related facilities, a sintering plant, and a galvanizing plant. USX and USS/Kobe Steel Company subsequently agreed that USS/Kobe Steel Company could treat $3 million of its expenses in demolishing the coke batteries as expenditures against this $10 million basket. The second cost sharing basket provides that USS/Kobe Steel Company will be responsible for the first $9 million of costs related to 13 identified SWMUs that are generally classified as disposal sites. The percentage cost sharing agreement provides that in the event of any groundwater remediation, USS/Kobe Steel Company will pay 65% of the cost and USX will pay 35% of the cost. In each case, USX's obligation to indemnify is limited to cleanup actions specifically required by government agencies.

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

USS/Kobe Steel Company was the subject of a "multimedia" audit by the U.S. EPA beginning in 1997, which included an air, water and hazardous waste compliance review. The final report and citations have not been issued, but a number of citations and notices of violation have been issued as a result of the audit. USS/Kobe Steel Company has already addressed many of the issues pointed out by U.S. EPA. USS/Kobe Steel Company and the U.S. EPA have entered into a tolling agreement concerning issuance of the final audit. On July 20, 1999, USS/Kobe Steel Company had an initial meeting with the U.S. EPA regarding the multimedia audit. At that time, the U.S. EPA proposed penalties related to alleged violations of environmental laws addressing water, air and hazardous waste issues and indicated that it would pursue the negotiation of a consent decree with USS/Kobe Steel Company relating to the findings of the multimedia audit. The Company has subsequently met with the U.S. EPA regarding these matters on several occasions. It is possible that such a consent decree, if finalized, will require penalties, further testing and mandatory and voluntary environmental projects. At this time, the Company is unable to predict the final outcome of the audit and the ongoing investigation, but it could result in litigation or material penalties or other costs. Negotiations with the U.S. EPA have been refocused subsequent to the Petition Date and due to the most recent proposal, the Company has decreased its reserve from $1.5 million at December 31, 2000 to $0.9 million at December 31, 2001. Although the multimedia audit is not generally the subject of an environmental indemnity, the Company believes that penalties resulting from the multimedia audit, to the extent relating to the steel tube facilities at the Lorain facility, would be under the master restructuring agreement the responsibility of the new tubular steel company owned by USX. To the extent that any penalties relate to discharges of wastewater from the D-2 Landfill, the Company believes those penalties would be indemnified against by USX.

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

CONSOLIDATION PLAN

The Combination combined three businesses with a broad base of both complementary and overlapping operations. The intention of the Company's consolidation plan was to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. This plan, as originally conceived, contemplated a capital investment of approximately $322 million to expand capacity, maximize operating efficiency and increase value-added product processing. The Company's consolidation plan is currently under review and the plan may be revised, particularly in light of the Company's petition for reorganization under Chapter 11 of the Federal Bankruptcy Code, recent market developments, and cash flow constraints. All decisions concerning future plant rationalization and productivity enhancements will be determined as part of the Company's reorganization plan which is to expected to be filed with the Court by June 28, 2002.

ITEM 2. PROPERTIES

The Company owns 17 manufacturing locations and leases its corporate offices. The following table shows the locations, square footage and production capacity as of December 31, 2001:

                                                         APPROXIMATE SIZE IN          PRODUCTION CAPACITY (A)
                       LOCATION                        THOUSANDS OF SQUARE FEET         (TONS IN THOUSANDS)
                       --------                        ------------------------         -------------------
         Melt Shops/Caster Facilities:
            Canton, Ohio                                                 852                          925
            Lorain, Ohio                                                 688                        1,300
            Johnstown, Pennsylvania (B)                                1,735                           --
         Hot-Rolling and Processing Mills:
            Lorain, Ohio (two mills)                                   1,247                        1,115
            Lackawanna, New York                                       1,020                          600
            Massillon, Ohio (Oberlin Road)                               667                          480
            Canton, Ohio (C)                                             743                           --
            Chicago, Illinois (D)                                        750                           --
         Cold-Finishing Facilities:
            Harvey, Illinois                                             346                          120
            Massillon, Ohio (Rose Avenue)                                553                          120
            Gary, Indiana (Dunes Highway)                                266                           90
            Cartersville, Georgia                                         92                           60
            Gary, Indiana (Seventh Avenue)                               196                           60
            Hamilton, Ontario, Canada                                    135                           60
            Beaver Falls, Pennsylvania                                   176                           55
            Willimantic, Connecticut (E)                                  89                           --
         Corporate Offices                                                33                           --

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

The Company owns all property relating to its manufacturing facilities. In addition, the Company maintains operating leases for various sales offices. The Company's corporate offices are located in Fairlawn, Ohio.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

None

ITEM 6. SELECTED FINANCIAL DATA  (1)

                                               (in thousands of dollars)
                                               The Company - Consolidated                The Predecessor - Combined
                                     --------------------------------------------  ---------------------------------------

                                        Year Ended    Year Ended     Period from    Period from
                                       December 31,  December 31,  August 13, 1999    January 1,   Year Ended   Year Ended
                                            2001          2000              to         1999 to    December 31,  December 31,
                                                                       December 31,   August 12,      1998         1997
                                                                           1999         1999
                                        ---------------------------------------------------------------------------------

Net sales                                 $993,707    $1,265,401        $ 527,580     $ 525,326    $ 484,864    $ 250,131

Operating loss                            (109,997)     (152,440)        (137,273)      (70,648)     (70,333)     (21,312)

Net loss from continuing operations       (182,098)     (270,403)        (183,024)     (114,913)    (113,558)     (44,823)

Net loss before extraordinary Item        (182,555)     (287,234)        (189,402)     (114,913)    (113,558)     (44,823)

Extraordinary item                              --            --          (23,874)            --           --           --

Net loss                                  (182,555)     (287,234)        (213,276)     (114,913)    (113,558)     (44,823)

Total assets (2)                         1,049,559     1,197,084        1,415,257     1,047,760      888,065      205,678

Long-term debt (2)                         512,377       502,254          481,062       589,228      422,483      130,741
Redeemable members'
    interest/preferred stock (2)             3,700         3,800            5,500         5,500        5,500        5,500


(1) In 1999, the Company changed its fiscal year to a calendar year ending on December 31 from a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. For comparative purposes fiscal years 1998 and 1997 are being presented as ending on December 31, 1998 and 1997, respectively.

(2)      Balance sheet amounts at August 12, 1999 are unaudited.


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

GENERAL
The Company is the largest producer of SBQ steel products in the United States with a market share of approximately 19%, based on 2001 calendar year shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS
The consolidated/combined results of operations include BarTech and Republic for all periods presented, and USS/Kobe since its acquisition date of August 13, 1999. Accordingly, 1999 results are not comparable with the current periods.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000
Net sales for the year ended December 31, 2001 totaled $993.7 million on shipments of approximately 1,979,629 net tons compared with net sales of $1,265.4 million for the year ended December 31, 2000 on shipments of approximately 2,525,194 net tons. Net sales for the year ended December 31, 2001 were comprised of $779.9 million for hot-rolled and $213.8 million for cold-finished, compared with hot-rolled net sales of $984.8 million and cold-finished net sales of $280.6 million for the year ended December 31, 2000. Weak demand in the automotive and service center markets and reduced market share negatively affected the 2001 results causing the decrease in net sales and tons shipped.

Cost of sales totaled $985.6 million, or 99.2% of net sales, for the year ended December 31, 2001 compared with cost of sales of $1,140.8 million, or 90.1% of net sales, for the year ended December 31, 2000. Cost of sales for the year ended December 31, 2001 consisted of $775.3 million on hot-rolled products and $210.3 million on cold-finished products compared with $885.9 million on hot-rolled products and $254.9 million on cold-finished products for the year ended December 31, 2000. The loss of efficiencies due to the decrease in sales volume from 2000 to 2001 caused cost of sales to increase as a percentage of net sales in 2001.

Selling, general, and administrative expenses were $43.4 million, or 4.4% of net sales, for the year ended December 31, 2001 compared with $54.7 million, or 4.3% of net sales, for the year ended December 31, 2000. The reduction in selling, general, and administrative expenses was due to continuing staff reductions during the year ended December 31, 2001.

Depreciation and amortization expense was $56.8 million for the year ended December 31, 2001 compared with $61.5 million for the year ended December 31, 2000. The decrease in the current period was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

Workforce reduction charges were $8.0 million for the year ended December 31, 2001 compared with $0.8 million for the year ended December 31, 2000. The increase in workforce reduction charges resulted from pension and OPEB curtailment charges related to Early Retirement Buyouts ("ERBs") during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company shutdown its Willimantic, Connecticut cold-finishing facility as part of a continued attempt to reduce costs and improve efficiency. As a result of this action, net of adjustments to previously recorded reserves, the Company recorded restructuring charges of $3.7 million during 2001.

Net interest expense was $56.1 million for the year ended December 31, 2001 compared with $117.5 million for the year ended December 31, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

The provision for income taxes for the years ended December 31, 2001 and 2000 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC.

As a result, the Company reported a net loss of $182.6 million for the year ended December 31, 2001 compared with a net loss of $287.2 million for the year ended December 31, 2000.

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

During the fourth quarter of 2000, the Company recognized a non-cash impairment charge of $79.6 million related to the write-off of its unamortized goodwill balance. The industry-wide market conditions and the Company's high level of indebtedness following the Combination adversely impacted operations and the Company's ability to implement its consolidation plan. These factors lead to the need to significantly revise the Company's operating plan and related financial forecast. Based on the Company's capital structure, the revised operating plan and corresponding anticipated future operating cash flows less anticipated capital expenditures were expected to be insufficient to recover the unamortized goodwill balance. Accordingly, the carrying value of the Company's goodwill balance has been reduced to zero.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its DIP credit facility.

The Company's primary liquidity needs subsequent to the Petition Date relate to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures, and other costs that may arise as the Company formulates its reorganization plan which is expected to be filed by June 28, 2002.

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

In addition, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, the Company agreed with the PBGC to maintain a specified level of funding based on statutory funding requirements. The contributions were to be made as follows: for the year 2001, an amount necessary to avoid an accumulated funding deficiency plus $6 million , an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. Beginning with 2004, the Company was to make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, the Company has provided the PBGC with a $5 million letter of credit. As a result of the Chapter 11 filings, the Company defaulted on the required pension funding. The PBGC accordingly presented the letter of credit for payment. Funds from the $5.0 million of the letter of credit are currently being held by the PBGC and will be held until the Company is current with all required pension contributions. The Company is currently negotiating with the PBGC to amend the funding agreement and is unable to determine the amount of funding that will be required in connection with these obligations.

Capital Expenditures
--------------------

The Company invested $3.6 million in capital expenditures during the year 2001. The Company's debtor-in-possession facility limits capital expenditures to $29.0 million in 2001 and $30.2 million in 2002. The Company's capital expenditure program is currently under review and subject to the outcome of the Chapter 11 proceedings.

Debt Service Requirements
-------------------------

As discussed below, the Company has obtained a debtor-in-possession credit facility, however, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the terms of the debtor-in-possession credit facility and the ability to obtain other financing. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate.

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement initially were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. There were $326.0 million of borrowings under the DIP Credit Agreement outstanding at December 31, 2001. The weighted average interest rate for the year 2001 was 8.1%. Amounts available under the DIP Credit Agreement at March 22, 2002 and December 31, 2001 were approximately $12.8 million and $7.3 million, respectively.

The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton CR, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA, as defined, in the DIP Credit Agreement and limit its net capital expenditures.

The Company violated the minimum cumulative EBITDA, as defined, covenant in the DIP Credit Agreement during 2001. On September 28, 2001, the Company was granted an amendment and limited waiver. The amendment further limited maximum borrowings, and a weekly minimum liquidity covenant was added.

During November, the Company notified the lenders that they were in violation of the weekly minimum liquidity covenant. On November 30, 2001, the Company entered into a forbearance agreement with the lenders under an amendment to the DIP Credit Agreement. The forbearance agreement restricted the lenders ability to exercise their remedies under the DIP Credit Agreement for certain defaults through January 11, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, amendments to the minimum liquidity amount and weekly liquidity covenants, and a 2% interest penalty applied to all borrowings.

Subsequent event - On January 11, 2002, the Company continued to be in default of the minimum cumulative EBITDA, as defined, covenant, and the minimum liquidity covenants. Accordingly, the Company entered into a second forbearance agreement with the lenders under a third amendment to the DIP Credit Agreement. The second forbearance agreement restricts the lenders ability to exercise their remedies under the DIP Credit Agreement for certain defaults through May 31, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, an amendment to the minimum liquidity covenant, a new minimum sales covenant, and continuation of the 2% interest penalty applied to all borrowings. Current maximum borrowings under the DIP Credit Agreement are as follows: $340 million from January 11, 2002 to January 31, 2002; $345 million from February 1, 2002 to March 28, 2002; $342.5 million from March 29, 2002 to April 30, 2002; and $337 million thereafter.

The following are descriptions of the Company's debt service requirements prior to the Petition Date. The accrual and payment of interest on debt facilities, other than the debtor-in-possession facility, has been suspended subsequent to the Petition Date. All such debt service requirements are subject to the outcome of the Chapter 11 proceedings.

On July 17, 2000, the Company underwent a financial restructuring ("Restructuring") to improve its liquidity position and to assist in making the semiannual interest payment on its senior secured notes. In connection with the Restructuring, several equity investors made loans of approximately $30 million in aggregate principal amounts to Republic Technologies. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock, par value $0.001 per share, of the Parent Company. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1, beginning in 2006 and continuing thru 2010, or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton bloom and rolling facility.

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

Tax Distributions
-----------------

The Company and Republic Technologies International, LLC are limited liability companies that are treated as a partnership for income tax purposes and accordingly are not an income taxpaying entity. However, pursuant to the limited liability company agreement of the Company's parent, the Company's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in Republic Technologies, Inc. To the extent the Company's parent is required to make these tax distributions, Republic Technologies will be required to make equivalent cash distributions to the Company. However, the Company believes that certain of its parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company's parent and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot make any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

Republic and USS/Kobe participated in Enterprise Zone Agreements granting abatements from certain Ohio real and personal property taxes. USS/Kobe was party to two 10 year agreements with a municipal subdivision (City of Lorain) granting USS/Kobe a 50% abatement of taxes on specified investment in real property, equipment and inventory, conditioned upon the company's best efforts to maintain certain employment levels, subject to certain exceptions. The reduction in taxes under these agreements amounted to approximately $1.4 and $2.9 million in 2001 and 2000, respectively. Republic was party to a 10 year agreement with a municipal subdivision (Canton Township) granting Republic a 75% abatement of Ohio personal property taxes on certain investments in new equipment. The reduction in taxes under the terms of this agreement amounted to approximately $0.9 and $1.6 million in 2001 and 2000, respectively.

Liquidity Sources and Other Factors Affecting Liquidity
-------------------------------------------------------

The Company's lower than expected sales in 2001 caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

During 2001, management sought to improve the Company's liquidity position by taking a number of actions including increasing spot prices, reducing administrative staff, implementing cost cutting programs, reducing inventories, and closing operations. The Company closed its Willimantic cold-finishing plant in March of 2001. In addition, during 2000 the Company reduced its planned capital expenditures from $48.0 million to $13.1 million for the year 2001, obtained deferrals of approximately $46.0 million of certain quarterly 2000 and 2001 Pension Benefit Guaranty Corporation ("PBGC") funding requirements until 2002 and 2003, obtained a deferral from the Ohio Environmental Protection Agency (the "Ohio EPA") of $1.2 million of committed environmental expenditures until 2001, restructured the Company`s revolving credit facility, and obtained a deferral from Bethlehem Steel Company on the redemption of Cumulative Preferred Stock issued by Bar Tech and currently an obligation of Republic Technologies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company's significant accounting policies are described in Note 3 to the financial statements.

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company's 2001 financial statements include allowance for doubtful accounts, claims reserves, inventory market and obsolescence reserves, impairment of goodwill and other long-lived assets, workers' compensation reserves, reserves for loss contracts, pension and other postretirement benefits liabilities, accrued environmental liabilities, restructuring and shut-down reserves, and loss from disposition of discontinued operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998, and in June 2000, issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", which became effective for financial statements for all quarters of all years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material effect on the Company's results of operations or financial position.

In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and redefines the criteria for recording intangibles separate from goodwill. The Company's recorded intangible assets will have to be evaluated against this new criteria and may result in certain intangible assets being reclassified into goodwill. SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The provisions of each statement that apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Management expects the adoption of these accounting standards will result in certain intangible assets being reclassified to goodwill and nonamortizing intangible asset amounting to $10.9 million categories, which will have the impact of reducing amortization expense annually by $1.6 million, impairment reviews may result in future write-downs.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", that requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company has not completed its evaluation of the impact, if any, of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. This statement will become effective for the Company on January 1, 2002, but early adoption is permitted. The Company has not completed its evaluation of the impact, if any, of SFAS No. 144 on its financial statements.

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

The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $1.5 million. The Company believes that costs in relation to remediation related to historical waste disposal practices are likely to be in the range of $12.0 million to $23.6 million over the lives of the Company's facilities although some third-party estimates are substantially higher. The Company's reserve to cover probable environmental liabilities, including the matters discussed in
Item 1 - "Business", was approximately $16.5 million as of December 31, 2001. Except as noted in Item 1 - "Business", the Company is not otherwise aware of any significant environmental compliance and remediation costs for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance. For further information on environmental matters see Item 1 - "Business".

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in interest rates with respect to certain of its long-term debt. The table below presents principal cash flows and weighted average interest rates of the Company's long-term debt at December 31, 2001 by contractual maturity dates as well as the respective fair value amounts.

The Company has a cold-finished facility in Canada and is, therefore, subject to foreign currency exchange rate exposure. Historically, the exchange rate volatility and related exposure to the Company has been minimal. At the present time, the Company does not hedge foreign currency risks.

The fair value of the Company's Senior Notes was determined using quoted market prices. The fair value of the Company's Solid Waste Revenue Bonds was determined by the underwriter. Remaining long-term debt consists of the Company's economic development financing, a subordinated note and an Industrial Revenue Bond (see
Note 7 to the Consolidated Financial Statements). The fair value of the Company's Industrial Revenue Bond approximates book value. Fair values for the remaining economic development financing could not be determined and have been reflected in the table as zero.


(in millions)                  2002       2003        2004      2005      2006    Thereafter    Total    Fair Value
                             --------- ------------ --------- --------- --------- ----------- ---------- -----------
Fixed:
  Senior Notes                                                                        $425.0     $425.0       $27.6
  Interest rate                                                                       13.75%
Revenue Bonds:
     Solid Waste
         Revenue Series 1996                                                          $ 53.7     $ 53.7       $ 0.0
     Interest rate                                                                      9.00%

     Solid Waste
         Revenue Series 1994                                                          $ 20.2     $ 20.2       $ 0.0
     Interest rate                                                                      8.25%

  All other                      $5.2         $6.4      $4.0      $1.2      $0.2       $30.0     $ 47.0       $ 0.0
  Average
     interest rates              3.00%        3.00%     3.00%     3.00%     3.00%       11.0%
Variable                       $ 12.6                                                  $ 4.8      $17.4       $ 3.6
  Average rates                   (1)          (1)       (1)       (1)       (1)         (1)        (1)         (1)


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors as of March 31, 2002 are as follows:

Name:                             Age:         Position:
Joseph F. Lapinsky                52           Chief Executive Officer, President, Chief Operating
                                               Officer and Director
John G. Asimou                    56           Executive Vice President, Operating Technology and
                                               Quality Assurance
James T. Thielens, Jr.            43           Vice President, Marketing
Charles T. Cochran                47           Vice President, Sales
Noel J. Huettich                  56           Vice President, Hot Rolled Bar Operations
Joseph Kaczka                     54           Vice President, Finance and Controller
John B. George                    55           Vice President, Finance and Treasurer
John Willoughby                   53           Vice President, Human Resources
Richard C. Lappin                 57           Chairman and Director
Robert Friedman                   58           Director
Lynn R. Williams                  77           Director
John Connelly                     55           Director
Albert E. Ferrara, Jr.            53           Director
David Blitzer                     32           Director

JOSEPH F. LAPINSKY has over 28 years of experience in the steel industry and became President and Chief Operating Officer of BarTech and Republic in October 1998. Mr. Lapinsky also became a director of Republic at that time. Mr. Lapinsky became Chief Executive Officer and a director of Republic Technologies in February 2000. Mr. Lapinsky served as a corporate Vice President and President of Republic's Hot Rolled Bar Division from January 1997 to September 1998. Prior to that time he served as General Manager of Republic's hot-rolled bar operations from September 1995 to January 1997. Prior to that time he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991.

JOHN G. ASIMOU has over 33 years of experience in the steel industry. Mr. Asimou joined the Company in October 1996 and currently serves as Executive Vice President, Operating Technology and Quality Assurance. Mr. Asimou served as Executive Vice President and General Manager, Cold Finished Bar Division from October 1998 to May 2001, and Executive Vice President of Technology and Development of the Company from August 1996 until September 1998. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various SBQ bar and rod assignments for United States Steel Corporation, a fully integrated steel producer.

JAMES T. THIELENS, JR. has over 21 years of experience in the steel industry. Mr. Thielens joined the Company in 1989 and currently serves as Vice President, Marketing. Mr. Thielens served as Vice President, Commercial Hot Rolled Bar Division from October 1998 to February 2001, and Vice President, Sales and Marketing, of Republic's Hot Rolled Bar Division from March 1997 until September 1998. He served as General Manager of Marketing for Republic from March 1995 to March 1997 and as a Regional Sales Manager of Republic's Bar Products Division from April 1994 to March 1995. Prior to that time he held various sales and marketing positions at Republic since its formation in 1989.

CHARLES T. COCHRAN has over 25 years of experience in the steel industry. Mr. Cochran joined the Company in 1989 and currently serves as Vice President, Sales. He served as Vice President, Commercial, Cold Finished Bar Division for BarTech and Republic from October 1998 to February 2001. Mr. Cochran served as Vice President, Sales and Marketing, of Republic's Cold Finished Bar Division from January 1997 to September 1998. He served as Vice President, Sales and Marketing of Republic's Bar Products Division from January 1995 to January 1997. From May 1994 to January 1995 he was Republic's General Manager, Cold Finished Bar Division. Prior to that time he held various regional sales positions at Republic since its formation in 1989.

NOEL J. HUETTICH has over 31 years of experience in the steel industry and became Vice President, Hot Rolled Bar Operations for Republic Technologies International in November 2000. Prior to this appointment, Mr. Huettich was the general manager for the Lorain plant, after having served as manager for both the Canton and Massillon facilities. In his 29 years at Republic, Huettich has held positions of increasing responsibility including manager of process metallurgy, manager of the Canton No. 4 melt shop and manager of the Canton Bloom Cast facility, where he was part of the successful start-up.

JOSEPH KACZKA became Vice President of Finance and Controller for RTI in September 1999. Mr. Kaczka joined RTI following over 32 years of service with USS/Kobe Steel Company and its predecessor companies. He most recently served as Treasurer and Controller for USS/Kobe Steel Company, which he had held since 1997. From 1995 through 1997, Mr. Kaczka held the position of Treasurer for USS/Kobe Steel Company and from 1989 through 1995 he served as Controller for USS/Kobe Steel Company. Prior to 1989, he held various positions at USX locations in Pennsylvania, Alabama and Ohio.

JOHN B. GEORGE has over 32 years of experience in the steel industry and became Vice President of Finance and Treasurer for BarTech and Republic in October 1998. He was also appointed Secretary in December 1998. Prior to joining the Company, Mr. George previously served as Treasurer of Republic Engineered Steels, Inc., since April 1991. From November 1989 to April 1991, he was Assistant Treasurer for Republic Engineered Steels, Inc.

JOHN WILLOUGHBY joined the Company in July 2000 and currently serves as Vice President, Human Resources. Mr. Willoughby was most recently Vice President of Human Resources at RHI Refractories America, a Pittsburgh-based company. Mr. Willoughby was also Chief Human Resources and Communications Executive at North American Refractories for more than two years. Previously, Mr. Willoughby had spent nearly 20 years at Republic's predecessor companies. He was General Supervisor of Labor Relations for six years at Republic Engineered Steels, and served in Labor Relations and Public Affairs positions with LTV Steel Company's bar group and with Republic Steel Corporation's Cleveland headquarters.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table sets forth for the fiscal years ended December 31, 2001, 2000, and 1999, the compensation paid by the Company and its affiliates to its Chief Executive Officer and each of its four most highly compensated executive officers:

--------------------------------------------- -------- --------------- -------------- ------------------------
                                                                                               ALL OTHER
        NAME AND PRINCIPLE POSITION            YEAR      SALARY ($)      BONUS ($)        COMPENSATION ($) (B)
--------------------------------------------- -------- --------------- -------------- ------------------------
Joseph F. Lapinsky                             2001          $460,755       $375,000                  $98,500
Chief Executive Officer, President & Chief     2000          $394,145       $125,000                  $29,023
Operating Officer (a)                          1999          $275,000        $36,675                   $2,640
--------------------------------------------- -------- --------------- -------------- ------------------------
Thomas N. Tyrrell                              2001               N/A       $150,000                 $101,000
Former Chief Executive Officer (a)             2000           $66,667       $187,500                 $735,448
                                               1999          $400,000        $75,000                   $3,840
--------------------------------------------- -------- --------------- -------------- ------------------------
John G. Asimou                                 2001          $212,625        $75,000                  $28,011
Executive Vice President and General           2000          $225,346        $93,750                   $3,619
Manager, Cold Finished Bar Division            1999          $225,000        $52,500                   $2,160
--------------------------------------------- -------- --------------- -------------- ------------------------
Noel J. Huettich                               2001          $149,370        $20,000                  $31,255
Vice President, Vice President, Hot Rolled     2000          $132,140             --                   $6,921
Bar Operations                                 1999          $113,278        $11,275                   $5,969
--------------------------------------------- -------- --------------- -------------- ------------------------
John B. George                                 2001          $157,980        $40,000                   $2,500
Vice President, Finance and Treasurer          2000          $145,462        $43,750                   $7,457
                                               1999          $145,000        $18,375                  $18,366
--------------------------------------------- -------- --------------- -------------- ------------------------
James T. Thielens                              2001          $156,384        $25,000                  $14,043
Vice President, Marketing                      2000          $150,554        $31,250                   $9,300
                                               1999          $150,000        $20,825                   $7,634
--------------------------------------------- -------- --------------- -------------- ------------------------
Stephen Graham                                 2001          $176,926        $75,000                  $57,976
Former Executive Vice President & Chief        2000          $230,000     (c)$20,000                  $33,431
Financial Officer (a)                          1999               N/A            N/A                      N/A
--------------------------------------------- -------- --------------- -------------- ------------------------
Charles T. Cochran                             2001          $157,056        $25,000                  $11,520
Vice President, Commercial-Cold Finished       2000          $160,246        $31,250                  $10,341
                                               1999          $160,000        $25,825                   $8,220
--------------------------------------------- -------- --------------- -------------- ------------------------

(a) Mr. Tyrrell resigned from the Company in February 2000. Mr. Lapinsky was named Chief Executive Officer at that time. Mr. Graham joined the Company in February 2000, and resigned from the Company in October 2001.

(a) The amounts set forth in this column for Messrs. Lapinsky and Asimou include amounts of annual premiums paid by the Company under group term life insurance for such officers. The life insurance carries a maximum value of four times base salary for Mr. Lapinsky (beginning in 2000), and two times base salary for each other officer (and for Mr. Lapinsky in 1999), and has no cash surrender value. This column also includes severance dollars received by Mr. Tyrrell who is no longer employed by Republic Technologies International, LLC.

(c) Mr. Graham received a bonus of $20,000 in 2000 in conjunction with his hiring.



EMPLOYMENT AGREEMENTS

Mr. Lapinsky entered into an employment agreement effective in March 2000. This agreement will continue in effect until December 31, 2004, unless either Mr. Lapinsky or the Company gives written notice of termination no later than September 30, 2001. If no such notice is given, the agreement automatically extends for an additional 12-month period ending December 31, subject to additional annual extensions. The annual base salary specified in Mr. Lapinsky's contract is currently $495,000, as well as, an annual increase based on performance. Mr. Lapinsky was also entitled to receive an annual bonus, which will be no less than $150,000.

DIRECTORS' COMPENSATION AND CONSULTING ARRANGEMENTS

The Company's directors receive no remuneration for serving as directors. All directors are reimbursed for reasonable expenses incurred in attending director meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Republic Technologies is a limited liability company whose managing member is Republic Technologies International, Inc. A number of material arrangements relating to the voting or disposition of equity securities of Republic Technologies International, Inc. and Republic Technologies are included in an equityholders' agreement, described under Item 13, "Certain Relationships and Related Party Transactions". Except as indicated below, the following table sets forth information as to the approximate beneficial ownership of the voting securities of Republic Technologies International, Inc. after the consummation of the Combination and prior to the Petition Date, assuming exercise of outstanding warrants, conversion of outstanding convertible preferred stock and exchange by USX and Kobe of their membership interests in the Company into Republic Technologies, Inc. common stock, by the following:

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

                                                                                   OWNERSHIP OF REPUBLIC
                                                                                     TECHNOLOGIES, INC.
                                                                            ---------------------------------
                                                                                 NUMBER OF        PERCENTAGE
NAME                                                                             SHARES (#)        OWNED (%)
----                                                                             ----------        ---------
Blackstone Management Associates II L.L.C. ("BMA II")(1)(6)                      12,110,808            52.2%
 345 Park Avenue
  New York, New York 10154
Veritas Capital Management L.L.C. ("VCM")(2)                                      3,678,970            15.8%
  660 Madison Avenue
  New York, New York 10021
USX Corporation(3)                                                                3,989,457            17.2%
  600 Grant Street
  Pittsburgh, Pennsylvania 15219
Kobe Steel, Ltd.(4)                                                                 927,790             4.0%
  10-26 Wakinohama Cho
  2 Chome Chuo-ku
  Kobe City Hyogo
FirstEnergy Services Corp.(5)                                                       429,478             1.9%
  76 South Main Street
  Akron, Ohio 44308
Joseph F. Lapinsky                                                                       --               --
John B. George                                                                           --               --
Richard C. Lappin(1)(6)                                                          12,110,808            52.2%
Robert Friedman(1)(6)                                                            12,110,808            52.2%
David Blitzer(1)(6)                                                              12,110,808            52.2%
Lynn R. Williams                                                                         --               --
Albert E. Ferrara, Jr.                                                                   --               --
John Connelly                                                                            --               --
R. Jeffrey Pollock                                                                       --               --
All directors and named executive officers as a group (23 persons)(6)            15,789,778            68.0%

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

(3) USX's beneficial ownership interest in the Company is held directly by USX Republic Technologies Holdings, Inc., a Delaware corporation and an indirect subsidiary of USX. Under the equityholders' agreement described under Item 13, "Certain Relationships and Related Party Transactions", USX may exchange its ownership interests in the Company for Class D common stock and warrants of Republic Technologies, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

(4) Kobe's beneficial ownership interest in the Company is held directly by Kobe Republic Technologies Holdings, Inc., a Delaware corporation and an indirect subsidiary of Kobe. Under the equityholders' agreement described under Item 13, "Certain Relationships and Related Party Transactions", Kobe may exchange its ownership interests in the Company for Class D common stock and warrants of Republic Technologies, Inc. at any time after consummation of the Transactions, and under some circumstances may be required to do so by Blackstone. The Company has assumed such exchange in the above table.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

MASTER RESTRUCTURING AGREEMENT

The Combination was effected pursuant to a master restructuring agreement entered into among Republic Technologies International Inc., the Company, Republic Technologies International, LLC, Blackstone, Veritas, USX, Kobe and various of their affiliates and related investors. The master restructuring agreement contains customary representations, warranties, covenants and indemnities. Indemnification claims under the master restructuring agreement are generally satisfied through adjustments to our owners' relative ownership interests.

EQUITYHOLDERS' AGREEMENT

The following are descriptions of the Company's equityholders' agreement prior to the Petition Date. All such agreements are subject to the outcome of the Chapter 11 proceedings.

In connection with the completion of the Combination, Republic Technologies International, Inc., Blackstone, Veritas, USX, Kobe, FirstEnergy, various of their affiliates and other equityholders' of Republic Technologies International Inc. entered into an equityholders' agreement regarding their ownership of the Company's equity and the common stock of Republic Technologies International, Inc.

Election of Directors. The equityholders' agreement provides that the parties will vote their shares of Republic Technologies International, Inc. common stock to elect a board of directors that includes the following individuals:

     -   six directors designated by Blackstone;
     -   two directors designated by Veritas;
     -   two directors designated by USX;
     -   two directors designated by Kobe; and
     -   one director designated by the United Steelworkers union.

In each of the cases above other than the United Steelworkers, the right to designate one or more directors is subject to decrease or termination if the respective party's ownership level falls below thresholds specified in the equityholders' agreement. In addition, for so long as Blackstone is entitled to designate six directors, it has the right upon its request to appoint additional directors so as to obtain majority board control.

Fundamental Matters. Until the third anniversary of an initial public offering of Republic Technologies International, Inc. common stock and provided that each of USX and Kobe maintains specified equity ownership levels, the consent of each of USX and Kobe is required for Republic Technologies International, Inc. to take specified actions, which, subject to various exceptions, include the following:

     - entering into or modifying specified types of material contracts between Republic Technologies International, Inc. and affiliates of Blackstone or Veritas;
     - issuing equity interests in Republic Technologies International, Inc. and its subsidiaries, other than specified allowances for management incentives, strategic transactions and an initial public offering;
     - incurring indebtedness other than pursuant to the Combination-related transactions, refinancings of indebtedness existing at the time of the Combination or otherwise permitted to be incurred by the equityholders' agreement, indebtedness pursuant to undrawn commitments under existing credit facilities, and other incremental indebtedness not to exceed $500 million;
     - other than pursuant to Republic Technologies International, Inc.'s existing capital expenditures budget, making annual capital expenditures in excess of $50 million during the period ending August 13, 2004;
     - merging Republic Technologies International, Inc. with or into any other entity, or the acquisition of the capital stock or assets of any other person, subject to various exceptions; and
     - selling two-thirds or more of the consolidated assets of Republic Technologies International, Inc., subject to various exceptions.

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

Registration Rights. The equityholders' agreement gives Blackstone the right to "demand" that Republic Technologies International, Inc. register its shares under the federal securities laws on three separate occasions. The equityholders' agreement also grants three "demand" registrations to USX, three "demand" registrations to Kobe, one "demand" registration to FirstEnergy and, subject to conditions, three "demand" registrations to Veritas. The demand registration rights granted to USX, Kobe, FirstEnergy and Veritas may, with limited exceptions, generally only be exercised after an initial public offering of Republic Technologies International, Inc. common stock has occurred. In addition, the equityholders' agreement grants "piggyback" registration rights to each of the equityholders' each time Republic Technologies, Inc. files a registration statement in connection with a sale of common stock, except for registration statements relating to

         (1) shares underlying management options,
         (2) the offering contemplated by the new labor agreement with the United Steelworkers union or
         (3) an initial public offering consisting only of primary shares.

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

In connection with the acquisition of Republic in 1998, RES Holding paid transaction fees of $3.4 million to Blackstone and $0.8 million to Veritas and reimbursed them for all related out-of-pocket expenses. In addition, pursuant to a monitoring agreement entered into with RES Holding, Blackstone and Veritas were entitled to receive an annual monitoring fee for providing management and financial monitoring services equal to approximately $1.1 million, with Blackstone receiving 75% and Veritas receiving 25% of this monitoring fee. Blackstone and Veritas have also been reimbursed by RES Holding and Republic for their out-of-pocket expenses incurred in providing these services. Approximately $2.4 million of accrued but unpaid BarTech and RES Holding monitoring fees were paid following the Combination.

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed Blackstone, Veritas, USX and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4.0 million. This agreement has been stayed due to the Chapter 11 proceedings, therefore, the Company accrued only $1.0 million under this agreement in the current year.

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

SALES TO AND AGREEMENTS WITH BLACKSTONE AFFILIATES

During the years ended December 31, 2001 and 2000, and the periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, the Company had approximately $77.9 million, $112.9 million, $43.6 million, and $54.2 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arms-length terms.

AGREEMENTS WITH USX, KOBE, FIRSTENERGY AND THEIR AFFILIATES

In connection with the Combination, the Company entered into the following agreements with USX, Kobe and FirstEnergy (another equity investor in the Company's parent) or their affiliates. The terms discussed below are all prior to the Petition Date:

ROUND SUPPLY AGREEMENT
----------------------
The Company entered into a five-year supply agreement with USX and the new tubular company owned by USX, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular company also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular company is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold $106.1 million of seamless rounds to USX in the year ended December 31, 2001.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that Republic Technologies purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased $51.2 million of coke from USX in the year ended December 31, 2001.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased $59.9 million of iron ore pellets from USX in the year ended December 31, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)(1) The following consolidated/combined financial statements of the Company are included in a separate section of this report following the signature page:

                  Independent Auditors' Report

                  Consolidated/Combined Statements of Operations - For the Years Ended December 31, 2001 and 2000, and the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999

                  Consolidated Balance Sheets - December 31, 2001 and 2000

                  Consolidated/Combined Statements of Members'
                  Interest/Stockholders' Deficit - For the Periods From January 1, 1999 to August 12, 1999 and August 13, 1999 to December 31, 1999, and the Years Ended December 31, 2000 and 2001

                  Consolidated/Combined Statements of Cash Flows - For the Years Ended December 31, 2001 and 2000, and the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999

                  Notes to Consolidated/Combined Financial Statements - For the Years Ended December 31, 2001 and 2000, the Periods From August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999

(a)(2)  Financial Statement Schedule

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

(a)(3)  Exhibits

       Exhibit No.                            Description
       -----------                            -----------

         2.1* Master Restructuring Agreement, dated as of August 13, 1999, among Republic Technologies International, Inc., RES Holding Corporation ("RES Holding"), Republic Engineered Steels, Inc ("Republic"), Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II"), Blackstone Offshore Capital Partners II L.P. ("BOCP II"), Blackstone Family Investment Partnership II L.P. ("BFIP II"), The Veritas Capital Fund L.P. ("Veritas Fund"), HVR Holdings, LLC ("HVR"), USX Corporation ("USX"), Kobe Steel, Ltd. ("Kobe"), Kobe Delaware Inc. ("Kobe Delaware"), USS Lorain Holding Company, Inc. ("USS Lorain"), USX Republic Technologies Holdings, Inc. ("USX Holdings"), Kobe/Lorain Inc. ("Kobe/Lorain"), Kobe Republic Technologies Holdings Inc. ("Kobe Holdings"), Republic

                           Technologies, Lorain Tubular Company, LLC ("Lorain Tubular") and USS/Kobe Steel Company ("USS/Kobe SteelCo").

         3.1* Limited Liability Company Agreement of Republic Technologies International Holdings, LLC


         4.1* Indenture, dated as of August 13, 1999, Republic Technologies International, LLC , Republic Technologies Capital Corp. ("Republic Technologies CapCo."), Republic Technologies International, Inc. , Nimishillen & Tuscarawas, LLC ("N&T"), Bliss & Laughlin, LLC ("B&L"), Canadian Drawn Steel Company, Inc. ("CDSC"), and United States Trust Company of New York, as Trustee.

         4.2* Form of 13 3/4% Senior Secured Note due 2009, Series B (included in Exhibit 4.1)

         4.3* Notes Exchange and Registration Rights Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies CapCo, Republic Technologies International, LLC, N&T, B&L, CDSC, Chase, DLJ and BBRS.

         4.4* Security Agreement, dated as of August 13, 1999, among Republic Technologies International, LLC, Republic Technologies CapCo, Republic Technologies International Holdings, LLC, N&T, B&L, CDSC and the United States Trust Company of New York, as Collateral Agent.

         4.5* Form of Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of August 13, 1999, by Republic Technologies International, LLC to United States Trust Company of New York, as Mortgagee.

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

         10.8* Amended and Restated Equityholders' Agreement, dated as of August 13, 1999, among BCP II, BOCP II, BFIP II, Veritas Fund, Veritas Capital, LLC, KDJ, LLC, BRW Steel Holdings, L.P., BRW Steel Holdings II, L.P., BRW Steel Offshore Holdings, L.P., Republic Technologies, Inc., RES Holding, Republic Technologies International, LLC, USX, USX Holdings, Kobe Delaware, Kobe, Kobe Holdings, HVR, Sumitomo Corporation of America, FirstEnergy Services Corp., Triumph Capital Investors II, L.P., TCI-II Investors, L.P., First Dominion Capital, LLC, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund, L.P., Shared Opportunity Fund IIB, LLC, Shared Opportunity Fund III, LLC, and the other equityholders' named therein.

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

         10.12* Letter Agreement, dated August 13, 1999, among Republic Technologies International, LLC and USX.

         10.13* Letter Agreement, dated August 13, 1999, Republic Technologies International, LLC, Lorain Tubular, Kobe and USX.

         10.14 Master Agreement dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown Republic Technologies International, LLC and BRW Steel Corporation-Johnstown. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC Registration No. 333-4254) and incorporated by reference and made a part hereof.)

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

         10.21 Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and Republic Technologies International, LLC. (Filed as exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc. (SEC

                           Registration No. 333-4254) and incorporated by reference and made a part hereof.)

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

         10.27 Loan Agreement dated as of October 1, 1994, between Republic Technologies International, LLC and the Authority. (Filed as an exhibit to Quarterly Report on Form 10-Q of Republic Engineered Steels, Inc. for the quarter ended September 30, 1994 and incorporated by reference and made a part hereof.)

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

         10.36* Employment Agreement, dated July 1, 1999, between Republic Technologies and Mr. George F. Babcoke.

         10.37* Master Collective Bargaining Agreement dated as of September 30, 1998 among Republic Technologies International, LLC, Republic Technologies International Holdings, LLC, and the United Steelworkers of America (the "USWA").

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

         10.41** Amendment No. 3 to the Revolving Credit Agreement among Republic Technologies International, LLC, Republic Technologies International Holdings, LLC, Republic Technologies Capital Corp., Bliss & Laughlin, LLC, CDSC, Nimishillen & Tuscarawas, LLC and Fleet National Bank (f/k/a BankBoston, N.A.) dated July 17, 2000.

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

         10.51 Debtor-in-Possession Revolving Credit Agreement among Republic Technologies International, LLC, Fleet Capital Corporation, Bank of America, N.A., and The Chase Manhattan Bank dated April 3, 2001

         10.53 Amendment and Limited Waiver to Debtor-in-Possession Revolving Credit Agreement between Republic Technologies International, LLC and Fleet Capital Corporation.

         10.54             Forebearance and Amendment Number 2 to
                           Debtor-in-Possession Revolving Credit Agreement between Republic Technologies International, LLC and Fleet Capital Corporation.

         10.55             Forebearance and Amendment Number 3 to
                           Debtor-in-Possession Revolving Credit Agreement between Republic Technologies International, LLC and Fleet Capital Corporation.

         16 Letter regarding Changes in Certifying Accountants (filed as Exhibit 16 to the Bar Technologies Inc. Form 8-K dated December 28, 1998, and incorporated by reference and made a part hereof).

         21*               Subsidiaries of the Registrant.


         23                Consent of Deloitte and Touche LLP

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

(b)      Reports on Form 8-K

         10.52 Form 8-K dated April 9, 2001 related to Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp. filing voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

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

                               Republic Technologies International Holdings, LLC
                               -------------------------------------------------
                                                 (Registrant)

Date: March 29, 2002                            By: /s/ Joseph F. Lapinsky
                                                    ----------------------
                                                       Joseph F. Lapinsky
                                                       Chief Executive Officer,
                                                         President and Chief
                                                         Operating Officer

                                                By: /s/ Joseph A. Kaczka
                                                    --------------------
                                                       Joseph A. Kaczka
                                                       Vice President, Finance,
                                                           Controller and Chief
                                                           Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.


/s/ Joseph F. Lapinsky                               /s/ Robert Friedman
----------------------                               -------------------
     Joseph F. Lapinsky, Chief Executive             Robert Friedman, Director
       Officer, President, Chief Operating
       Officer and Director                          /s/ David Blitzer
                                                     -------------------
                                                     David Blitzer, Director

/s/ Richard C. Lappin                                /s/ Lynn R. Williams
---------------------                                --------------------
    Richard C. Lappin, Chairman and Director         Lynn R. Williams, Director

                                                     /s/ John Connelly
                                                     -------------------
                                                     John Connelly, Director

/s/ Albert E. Ferrara, Jr.
--------------------------
     Albert E. Ferrara, Jr., Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Republic Technologies International Holdings, LLC

We have audited the accompanying consolidated balance sheets of Republic Technologies International Holdings, LLC and subsidiaries (Debtor-in-Possession) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, members' interest, and cash flows for the years ended December 31, 2001 and 2000 and for the period from August 13, 1999 to December 31, 1999. We have also audited the combined statements of operations, stockholders' deficit, and cash flows of the Predecessor, Bar Technologies Inc. and Republic Engineered Steels, Inc. while under common ownership and common management, for the period from January 1, 1999 to August 12, 1999. Our audits also included the financial statement schedule for the years ended December 31, 2001, 2000 and 1999 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from August 13, 1999 to December 31, 1999, and the combined results of operations and cash flows of the Predecessor for the period from January 1, 1999 to August 12, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2001, 2000 and 1999, when considered in relation to the basic consolidated/combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to member accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets, and negative members' interest raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include adjustments relating to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.





Cleveland, Ohio
March 28, 2002

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (Debtor-In-Possession)
                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 2001 and 2000, and the Periods
            From August 13, 1999 to December 31, 1999 and January 1,
                             1999 to August 12, 1999
                            (In thousands of dollars)

                                                                                                                    The Predecessor-
                                                                             The Company - Consolidated                 Combined
                                                                ------------------------------------------------    ----------------

                                                                                                   Period From       Period From
                                                                Year Ended        Year Ended      August 13, 1999   January 1, 1999
                                                                December 31,      December 31,    to December 31,    to August 12,
                                                                    2001             2000              1999              1999
                                                                ----------------- ------------    ---------------   ---------------

Net sales                                                       $   993,707       $ 1,265,401       $   527,580       $   525,326

Cost of goods sold                                                  985,640         1,140,750           550,435           498,342
                                                                -----------       -----------       -----------       -----------

Gross profit (loss)                                                   8,067           124,651           (22,855)           26,984

Selling, general and administrative expense                          43,440            54,709            50,013            32,491

Monitoring fees (Note 14)                                             1,000             4,000             1,500             1,331

Depreciation and amortization expense                                56,846            61,475            20,492            21,889

Special charges:

   Workforce reduction charges (Note 11)                              7,983               753            35,180            42,065

   Restructuring charges (Note 19)                                    3,650            74,658                 -                 -

   Goodwill impairment charge (Note 20)                                   -            79,608                 -                 -

Loss (gain) on sale of assets                                        (1,782)           (4,790)                -                 -

Other (income) expense, net                                           6,927             6,678             7,233              (144)
                                                                -----------       -----------       -----------       -----------

Operating loss                                                     (109,997)         (152,440)         (137,273)          (70,648)

Interest expense, net (excludes contracted
 interest of $103,314 for the 12 months ended)                       56,052           117,495            45,317            43,845

Reorganinzation items - expense, net (Note 9)                        16,031                 -                 -                 -
                                                                -----------       -----------       -----------       -----------

Loss before income taxes                                           (182,080)         (269,935)         (182,590)         (114,493)

Provision for income taxes (Note 12)                                     18               468               434               420
                                                                -----------       -----------       -----------       -----------

Loss from continuing operations                                    (182,098)         (270,403)         (183,024)         (114,913)

Loss from disposition of discontinued operations (Note 17)              457            16,831             6,378                 -
                                                                -----------       -----------       -----------       -----------

Loss before extraordinary item                                     (182,555)         (287,234)         (189,402)         (114,913)

Extraordinary loss from early
   extinguishment of debt (Note 4)                                        -                 -            23,874                 -
                                                                -----------       -----------       -----------       -----------

Net loss                                                        $  (182,555)      $  (287,234)      $  (213,276)         (114,913)
                                                                ===========       ===========       ===========

Preferred stock dividends                                                                                                     224
                                                                                                                      -----------

Net loss applicable to common shares                                                                                  $  (115,137)
                                                                                                                      ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                            (In thousands of dollars)



                                                                   DECEMBER 31,      DECEMBER 31,
                                                                       2001              2000
                                                                   -----------       -----------
ASSETS

Current assets:
        Cash and cash equivalents                                  $     5,745       $     1,795
        Accounts receivable, less allowances of $17,234 and
        $25,210, respectively                                          100,768           129,278
        Inventories (Note 5)                                           207,864           271,154
        Assets held for sale (Note 17)                                   9,013             9,306
        Prepaid expenses and other current assets                       14,139            11,389
                                                                   -----------       -----------

Total current assets                                                   337,529           422,922

Property, plant and equipment:
        Land and improvements                                           14,356            15,039
        Buildings and improvements                                      35,218            35,126
        Machinery and equipment                                        723,387           716,437
        Construction-in-progress                                         6,142            13,802
                                                                   -----------       -----------

Total property, plant and equipment                                    779,103           780,404

Accumulated depreciation                                              (153,774)         (102,492)
                                                                   -----------       -----------

Net property, plant and equipment                                      625,329           677,912

Assets held for sale (Note 17)                                           2,355             7,294

Intangible assets, net of accumulated amortization                      67,133            79,783
        of $24,453 and $15,842, respectively (Notes 6 and 20)

Other assets                                                            17,213             9,173
                                                                   -----------       -----------

Total assets                                                       $ 1,049,559       $ 1,197,084
                                                                   ===========       ===========

The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)



                                                                 DECEMBER 31,      DECEMBER 31,
                                                                    2001              2000
                                                                 ------------      ------------
LIABILITIES AND MEMBERS' INTEREST

Liabilities not subject to compromise:

     Current liabilities:
           Current maturities of long-term debt (Note 7)         $     3,600       $    11,318
           Revolving credit facility (Note 8)                        326,016           329,398
           Accounts payable                                           45,350           234,811
           Accrued interest                                            3,031            34,220
           Accrued compensation and benefits                          37,737            38,310
           Other postretirement benefits (Note 11)                         -            15,794
           Defined benefit pension obligations (Note 11)                   -            20,854
           Accrued environmental liabilities (Note 16)                   230             3,668
           Other accrued liabilities                                  38,530            63,127
                                                                 -----------       -----------
     Total current liabilities                                       454,494           751,500

     Long-term debt (Note 7)                                               -           502,254
     Other postretirement benefits (Note 11)                           3,398           217,620
     Defined benefit pension obligations (Note 11)                         -            69,089
     Accrued environmental liabilities (Note 16)                      16,311            15,933
     Other liabilities                                                 7,278            43,101
                                                                 -----------       -----------
     Total liabilities not subject to compromise                     481,481         1,599,497

Liabilities subject to compromise (Note 9)                         1,239,210                 -

                                                                 -----------       -----------
Total liabilities                                                  1,720,691         1,599,497
                                                                 -----------       -----------


     Manditory redeemable members' interest - Class A Units            3,700             3,800

     Members' interest:
           Class B Units                                            (618,715)         (435,689)
           Class C Units                                              32,500            32,125
           Accumulated other comprehensive loss                      (88,617)           (2,649)
                                                                 -----------       -----------
     Total members' interest                                        (674,832)         (406,213)
                                                                 -----------       -----------

     Total liabilities and members' interest                     $ 1,049,559       $ 1,197,084
                                                                 ===========       ===========


     The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONSOLIDATED/COMBINED STATEMENTS OF MEMBERS' INTEREST/STOCKHOLDERS' DEFICIT

 FOR THE PERIODS FROM JANUARY 1, 1999 TO AUGUST 12, 1999 AND AUGUST 13, 1999 TO
                               DECEMBER 31, 1999,
                 and the Years Ended December 31, 2000 and 2001
                            (In thousands of dollars)


                                       Republic Technologies
                                            International                               Bar Technologies Inc.
                                            Holdings, LLC         -----------------------------------------------------------------
                                    -------------------------   Series B      Class A        Class B        Class C
                                      Class B       Class C    Preferred      Common         Common         Common       Warrants
                                       Units         Units       Stock        Stock           Stock          Stock     Outstanding
                                    ------------- ---------------------------------------------------------------------------------
Balance, January 1, 1999                                        $    -        $   -           $   1          $    1      $ 5,119
                                                             ----------------------------------------------------------------------
Net loss                                                             -            -               -               -            -
Other comprehensive income:
   Foreign currency translation
      adjustment                                                     -            -               -               -            -
   Minimum pension liability
      adjustment                                                     -            -               -               -            -
Preferred stock dividends                                            -            -               -               -            -
                                                             ----------------------------------------------------------------------
Balance, August 12, 1999                                             -            -               1               1        5,119
                                                             ----------------------------------------------------------------------
Exchange of members' interest to
   effect combination                   $ 67,468    $ 30,000         -            -              (1)             (1)      (5,119)
Accrual of preferred return                 (786)        625         -            -               -               -            -
Net loss                                (213,276)          -         -            -               -               -            -
Other comprehensive income:
   Foreign currency translation
      adjustment                               -           -         -            -               -               -            -
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1999              (146,594)     30,625         -            -               -               -            -
                                    -----------------------------------------------------------------------------------------------
Accrual of preferred return               (1,861)      1,500         -            -               -               -            -
Net loss                                (287,234)          -         -            -               -               -            -
Other comprehensive income:
   Foreign currency translation
      adjustment                               -           -         -            -               -               -            -
   Minimum pension liability
      adjustment                               -           -         -            -               -               -            -
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 2000              (435,689)     32,125         -            -               -               -            -
                                    ===============================================================================================
Accrual of preferred return                 (471)        375         -            -               -               -            -
Net loss                                (182,555)          -         -            -               -               -            -
Other comprehensive income:
   Foreign currency translation
      adjustment                               -           -         -            -               -               -            -
   Minimum pension liability
      adjustment                               -           -         -            -               -               -            -
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 2001             $(618,715)   $ 32,500    $    -        $   -           $   -          $    -      $     -
                                    ===============================================================================================


                                     Republic                                                  Total
                                    Engineered                                Accumulated    Members'
                                    Steels, Inc.  Additional                     Other       Interest/
                                      Common       Paid-In   Accumulated     Comprehensive  Stockholders' Comprehensive
                                      Stock        Capital     Deficit       Income (Loss)    Deficit     Income (Loss)
                                   ---------------------------------------------------------------------- ------------
Balance, January 1, 1999            $       -     $ 158,510   $(230,004)       $ (3,682)     $ (70,055)    $ (116,746)
                                   --------------------------------------------------------------------    ===========
Net loss                                    -             -    (114,913)              -       (114,913)    $ (114,913)
Other comprehensive income:
   Foreign currency translation
      adjustment                            -             -           -             157            157            157
   Minimum pension liability
      adjustment                            -             -           -           2,491          2,491          2,491
Preferred stock dividends                   -             -        (224)              -           (224)
                                   --------------------------------------------------------------------  -------------
Balance, August 12, 1999                    -       158,510    (345,141)         (1,034)      (182,544)    $ (112,265)
                                   --------------------------------------------------------------------  =============
Exchange of members' interest to
   effect combination                       -      (158,510)    345,141               -        278,978
Accrual of preferred return                 -             -           -               -           (161)
Net loss                                    -             -           -               -       (213,276)    $ (213,276)
Other comprehensive income:
   Foreign currency translation
      adjustment                            -             -           -             361            361            361
                                   --------------------------------------------------------------------  -------------
Balance, December 31, 1999                  -             -           -            (673)      (116,642)    $ (212,915)
                                   --------------------------------------------------------------------  =============
Accrual of preferred return                 -             -           -               -           (361)
Net loss                                    -             -           -               -       (287,234)    $ (287,234)
Other comprehensive income:
   Foreign currency translation
      adjustment                            -             -           -            (383)          (383)          (383)
   Minimum pension liability
      adjustment                            -             -           -          (1,593)        (1,593)        (1,593)
                                   --------------------------------------------------------------------  -------------
Balance, December 31, 2000                  -             -           -          (2,649)      (406,213)      (289,210)
                                   ====================================================================  =============
Accrual of preferred return                 -             -           -               -            (96)
Net loss                                    -             -           -               -       (182,555)    $ (182,555)
Other comprehensive income:                                                                          -
   Foreign currency translation                                                                      -
      adjustment                            -             -           -            (861)          (861)          (861)
   Minimum pension liability
      adjustment                            -             -           -         (85,107)       (85,107)       (85,107)
                                   --------------------------------------------------------------------  -------------
Balance, December 31, 2001          $       -     $       -   $       -       $ (88,617)    $ (674,832)    $ (268,523)
                                   ====================================================================  =============


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (Debtor-In-Possession)
                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2001 and 2000, and the Periods
          From August 13, 1999 to December 31, 1999 and January 1, 1999
                               to August 12, 1999
                            (In thousands of dollars)

                                                                                                                     The Predecessor
                                                                                  The Company - Consolidated             Combined
                                                                      --------------------------------------------    --------------

                                                                                                     Period From       Period From
                                                                      Year Ended      Year Ended    August 13, 1999  January 1, 1999
                                                                      December 31,    December 31,  to December 31,    to August 12,
                                                                          2001           2000            1999             1999
                                                                      ------------    ------------  ---------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(182,555)      $(287,234)      $(213,276)      $(114,913)
    Adjustments to reconcile net cash used
        in operating activities:
    Extraordinary loss from early extinguishment of debt (Note 4)              -               -          23,874               -
    Gain on sale of fixed assets                                          (1,782)         (4,790)              -               -
    Restructuring charges                                                  3,650          74,658               -               -
    Goodwill impairment charge                                                 -          79,608               -               -
    Depreciation and amortization                                         56,846          61,475          23,170          21,889
    Accretion of original issue discount                                     693           2,604             879           5,750
    Amortization of deferred financing cost                                5,352           4,114           4,138           1,483
    Reorganization items                                                  16,031               -               -               -
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                        28,510          27,888          70,712         (61,295)
        (Increase) decrease in inventory                                  63,290          12,681          (6,744)         (6,645)
        (Increase) decrease in prepaid assets                             (2,750)         (3,482)         10,052          (3,237)
        Increase (decrease) in accounts payable                           29,699          38,761         (81,847)        111,959
        Increase (decrease) in accrued compensation and
            benefits                                                        (573)        (11,852)         (1,290)          2,774
        Increase (decrease) in defined benefit pension
            obligations                                                   24,829          (7,212)         10,294          (3,140)
        Increase (decrease) in other postretirement benefits              (2,754)         10,863          14,184          14,720
        Increase (decrease) in accrued environmental liabilities          (3,060)         (1,807)          1,489           1,805
        Increase (decrease) in other current liabilities                 (22,462)        (20,406)         17,408          (3,349)
     Other                                                                (5,092)         13,723         (11,893)        (23,228)
                                                                       ---------       ---------       ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                      7,872         (10,408)       (138,850)        (55,427)
                                                                       ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (3,589)        (13,065)         (9,679)        (21,788)
    Disposition of property, plant and equipment                           5,913           9,009               -               -
    Acquisition, net of cash acquired                                          -               -          14,621               -
                                                                       ---------       ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        2,324          (4,056)          4,942         (21,788)
                                                                       ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                           2,000          30,000         419,950             387
    Net (payments)/proceeds under revolving credit facilities             (3,382)         (6,999)        272,025          80,816
    Repayments of long-term debt                                            (289)         (2,485)       (685,131)         (3,277)
    Preferred stock dividends                                                  -               -               -            (224)
    Redemption of class A members' interest                                 (100)         (1,700)              -               -
    Payment of preferred return                                              (73)           (450)              -               -
    Deferred financing costs                                              (3,541)         (6,361)        (30,274)              -
    Proceeds from capital contributions                                        -               -         155,025               -
                                                                       ---------       ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 (5,385)         12,005         131,595          77,702
                                                                       ---------       ---------       ---------       ---------
Effect of exchange rate changes on cash                                     (861)           (383)            358             157

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                            3,950          (2,842)         (1,955)            644
Cash and cash equivalents - beginning of period                            1,795           4,637           6,592           5,948
                                                                       ---------       ---------       ---------       ---------
Cash and cash equivalents - end of period                              $   5,745       $   1,795       $   4,637       $   6,592
                                                                       =========       =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                 $  58,000       $  95,964       $  26,329       $  41,224
                                                                       =========       =========       =========       =========
Cash paid for income taxes                                             $     619       $   1,075       $     128       $     156
                                                                       =========       =========       =========       =========


The accompanying notes are an integral part of these statements.

                       REPUBLIC TECHNOLOGIES INTERNATIONAL
                         HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIODS FROM
  AUGUST 13, 1999 TO DECEMBER 31, 1999 AND JANUARY 1, 1999 TO AUGUST 12, 1999
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION, AND OTHER RELATED INFORMATION INCLUDING PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

The Company is in the process of exiting its Specialty Steel Division and expects to complete the disposition during 2002 (see Note 17). The Company sold certain assets from its Baltimore plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The Company is also attempting to sell real estate and equipment at various locations throughout the organization, due to the other various facility closings that have been announced.

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

As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage the business as debtor-in-possession. The Company received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages, certain employee benefits, and certain critical vendors. The Court established October 31, 2001 as the bar date for all persons, entities, and creditors to file proofs of claims against the Company. The Company is currently reconciling the amount of the proofs of claims filed by the creditors and has not recorded any additional liabilities as a result of these claims. The Company also has many executory contracts and other agreements that could be rejected during the Chapter 11 proceedings. When a contract or agreement is rejected, the Company is relieved from their obligations to perform further under the contract or agreement, but is subject to a claim for damages for the breach thereof. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

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

The Company has filed a motion with the Bankruptcy Court to extend the deadline for filing its reorganization plan to June 28, 2002. The motion was heard on March 20, 2002 with no objections, however the Company is awaiting the final ruling from the Bankruptcy Court.

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, occurred during 2001 with respect to all of the Company's secured and undersecured debt. As of the Petition Date, the secured debt has been classified as a current liability and the undersecured and unsecured debt has been classified as liabilities subject to compromise (see
Note 9).

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. The DIP Credit Agreement was amended twice during 2001, and most recently on January 11, 2002. See Note 8 for additional information regarding the DIP Credit Agreement.

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

GOING CONCERN MATTERS - The accompanying consolidated/combined financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets and negative members' interest raise substantial doubt about the Company's ability to continue as a going concern. Management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern accounting basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and
(iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

NOTE 2 - BASIS OF PRESENTATION AND
PRINCIPLES OF CONSOLIDATION

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

The accompanying consolidated/combined financial statements contain results for BarTech and Republic for the years ended December 31, 2001, 2000 and 1999, and the results for USS/Kobe for the years ended December 31, 2001, 2000 and the period from August 13, 1999 to December 31, 1999.
 Prior period results are not comparable with the current periods due to the acquisition of USS/Kobe on August 13, 1999.

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

The Company operates in three separate segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company determined its intent to sell the specialty steels segment of the business ("Specialty Steel Division"). The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company sold certain assets from its Baltimore specialty steel plant in January 2001 and is currently in the process of selling the remaining real estate and assets of the Specialty Steel Division. The accompanying consolidated/combined financial statements reflect the Specialty Steel Division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 17 for further information related to discontinued operations.

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

INTANGIBLE ASSETS - Intangible assets consist primarily of trademarks, patented and unpatented technology, and other intangible assets arising from the acquisitions of BarTech and Republic. Prior to the goodwill impairment charge recorded during 2000 (see Note 20), goodwill was being amortized over the period of expected benefit of 40 years. Other acquisition related intangible assets are being amortized over the period of expected benefit ranging from 28 months to 40 years. Intangible assets also include deferred loan and bond fees. The deferred loan fees related to the DIP Credit Agreement are being amortized using the effective interest rate method over the life of the credit agreement. The Company ceased amortizing the deferred loan and bond fees related to debt reclassified as a liability subject to compromise at the Petition Date.

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

MEMBERS' INTEREST - The Company has three classes of member interest units:
Class A, Class B and Class C. Class A units, which are mandatorily redeemable and initially consisted of 1,100 units, have a stated value of $5,000 per unit and carry a preferred return of $350 per unit, which is paid quarterly. Class B units, consisting of 1,000 units, have no stated value and are allocated all net income/loss after preferred returns have been allocated. Class C units, consisting of 30,000 units have a stated value of $1,000 per unit and carry a preferred return of 5% of stated value which is payable in kind or cash at the Company's option. The accumulated and unpaid preferred return was $3.1 million at the Petition Date, and $2.1 million and $0.6 million at December 31, 2000 and 1999, respectively. The Company ceased accruing preferred return at the Petition Date. Both Class A and C units have distribution and dissolution preferences ahead of Class B units. The mandatory redemption feature of the Class A units causes it to be classified in the consolidated balance sheets outside of the members' interest section. During 2001 and 2000, the Company redeemed $0.1 million and $1.7 million of Class A members' interest, respectively.

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

In preparation of the consolidated/combined financial statements included herein, the Company uses estimates for, among others, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation, shutdown reserves, liabilities subject to compromise, impairment of long-lived assets, and loss from disposition of discontinued operation, all of which are significant to the consolidated/combined financial statements taken as a whole. Changes in circumstances in the near term such as the outcome of the Chapter 11 proceedings in general, could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated/combined financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998, and in June 2000, issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", which will now be effective for financial statements for all quarters of all years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have an effect on the Company's results of operations or financial position.

In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangibles separate from goodwill. The Company's recorded intangible assets will have to be evaluated against this new criteria and may result in certain intangible assets being reclassified into goodwill. SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The provisions of each statement that apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Management expects the adoption of these accounting standards will result in certain intangible assets being reclassified to goodwill and nonamortizing intangible asset amounting to $10.9 million categories, which will have the impact of reducing amortization expense annually by $1.6 million, impairment reviews may result in future write-downs.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", that requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company has not completed its evaluation of the impact, if any, of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. This statement will become effective for the Company on January 1, 2002, but early adoption is permitted. The Company has not completed its evaluation of the impact, if any, of SFAS No. 144 on its financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 4 - BUSINESS COMBINATION

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

Combined and separate results of BarTech and Republic during the period presented preceding the Combination, while under common control, was as follows:

                                      BarTech         Republic        Combined
                                   -------------  --------------     -----------
Period from January 1, 1999 to
  August 12, 1999:
    Net sales                         $157,523        $367,803         $525,326
    Net loss                           (25,279)        (89,634)        (114,913)

The amount of intercompany profit in inventory at August 12, 1999 is not significant.

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

The acquisition of USS/Kobe has been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102.7 million, including transaction costs and net of cash acquired of $14.6 million. Consideration in the transaction included equity to the sellers valued at approximately $83.8 million and seller debt assumed of $23.8 million. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999. The excess of the fair value of the net assets of USS/Kobe over the purchase price (i.e., purchase discount) of $0.9 million was recorded as a reduction of property, plant and equipment.

The respective purchase price was allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                                                                   USS/Kobe
                                                                                              -----------------
Purchase price:
  Cash consideration
  Fair value of equity consideration                                                            $    83,756
  Additional seller debt assumed                                                                     23,844
  Acquisition fees and expenses                                                                       9,764
                                                                                              ----------------
          Total purchase price                                                                      117,364
  Book value of net assets acquired                                                                 206,859
                                                                                              ----------------
  Excess purchase price over (discount from) book value
    of net assets acquired                                                                          (89,495)

Allocation of purchase price:
  Increase in inventory                                                                              (3,290)
  Decrease in prepaids and other current assets                                                       1,077
  (Increase) decrease in property, plant and equipment                                                7,783
  (Increase) decrease in intangible and other assets                                                  2,475
  Decrease in deferred tax asset                                                                         --
  Decrease in accounts payable                                                                         (217)
  Increase in accrued expenses                                                                        8,388
  Increase in defined benefit pension obligation                                                     26,247
  (Decrease) increase in other postretirement benefits                                               47,032
  Other, net                                                                                             --
                                                                                              ----------------
Goodwill                                                                                        $        --
                                                                                              ================


The following pro forma information presents the consolidated results of operations assuming the Combination was completed as of the beginning of January 1999:

                                                         Year Ended
                                                        December 31,
     (in millions)                                          1999
                                                        ------------


     Net sales                                            $1,327.7
     Cost of goods sold (including freight expense
         of $20.1                                          1,323.0
                                                          --------
     Gross profit                                              4.7

     Selling, general and administrative
        expense                                               95.1

     Depreciation and amortization expense                    64.2

     Workforce reduction charges                              77.2

     Other (income) loss, net                                  7.7
                                                          --------
     Operating loss                                         (239.5)

     Interest expense, net                                   102.4

     Provision for income taxes                                 --
                                                          --------
     Net loss from continuing operations                  $ (341.9)
                                                          ========

NOTE 5 - INVENTORIES

The components of inventories are as follows:

                                                      December 31, 2001     December 31, 2000
                                                      -----------------     -----------------

Raw materials                                              $ 11,352             $ 21,583

Semi-finished and finished goods                            196,512              249,571
                                                        -----------          -----------

Total                                                      $207,864             $271,154
                                                        ===========          ===========

At December 31, 2001 and 2000, inventories are net of market reserves and obsolescence reserves aggregating $10.1 million and $6.7 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                              December 31, 2001      December 31, 2000
                                                                              -----------------      -----------------


Patented and unpatented technology, net of accumulated
     amortization of $7,499 and $5,879                                            $   31,401            $   33,021

Assembled workforce, net of accumulated amortization of
     $5,467 and $3,827                                                                10,933                12,573

Deferred loan and bond fees, net of accumulated amortization
     of $11,487 and $6,136                                                            24,799                34,189
                                                                             ---------------        --------------
Total                                                                             $   67,133            $   79,783
                                                                             ===============        ==============

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                      2001             2000
                                                                                  -------------    -------------
SECURED DEBT

FORMER BAR TECH:
   Industrial Revenue Bond ("IRB"), interest rate is variable, calculated weekly, representing minimum rate required to sell bonds in a
            secondary market, due December 1, 2018                                  $   3,600       $   3,600

UNDERSECURED AND UNSECURED DEBT

REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC:
   13 3/4% Senior Secured Notes, due July 15, 2009
                                                                                      425,000         425,000
   Johnstown Enterprise Grant, interest rate at 3%, due on various dates
       through November 15, 2009                                                          381             391
    Financial Restructuring Notes, interest rate at 9.5%, due August 1, 2010
                                                                                       30,000          30,000
    Ohio Development Loan, interest rate at 3%, due December 1, 2003                    2,000              --
FORMER REPUBLIC:
   9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021
                                                                                       53,700          53,700
   8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014
                                                                                       20,200          20,200
FORMER BARTECH:
   Business Infrastructure Development ( "BID ") Program, interest rate at
      3.0%, due on various dates through April 1, 2001                                  2,049           2,091
   Economic Development Partnership ( "EDP I "), interest rate at 3.0%, due
    on various dates through October 1, 2009                                            5,048           5,182
   Economic Development Partnership ( "EDP II "), interest rate at 3.0%,
      due on various dates through July 1, 2010                                         1,163           1,191
   Economic Development Partnership ( "EDP III "), interest rate at 3.0%,
      due on various dates through October 1, 2010                                      2,691           2,753
   Community Development Block Grant Program ("CDBG"), interest rate
      at 3.0%, due on various dates through July 1, 2010                                  556             569
   Housing and Urban Development 108 ( "HUD ") Bonds, interest rates
      between 6.6% and 8.2%, due on various dates through September 26, 2003            3,150           3,150
FORMER USS/KOBE:
   Environmental Bonds:
     1984 Series, interest due monthly at a variable rate based on the average of thirty-day yield evaluations at par of not less than twenty issuers
          of tax-exempt securities, principal due December 1, 2001                      9,000           9,000
     1995 Series, variable rate tax-exempt securities, principal due November
        16, 2015                                                                        4,745           4,745
                                                                                    ---------       ---------
                                                                                      563,283         561,572
Original issue discount                                                               (47,306)        (48,000)
Amounts classified as current                                                          (3,600)        (11,318)
Amounts classified as subject to compromise                                          (512,377)             --
                                                                                    ---------       ---------
Long-term debt                                                                      $      --       $ 502,254
                                                                                    =========       =========


As discussed in Note 1, on April 2, 2001, Republic Technologies International, LLC and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin, LLC and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

The Debtors' filing for protection under Chapter 11 represents an Event of Default under each of its debt instruments. As a result, all secured debt (the Development Authority of Cartersville, Georgia industrial revenue bond and the DIP credit facility - see Note 8) has been classified as current at December 31, 2001, while all undersecured and unsecured debt has been classified as liabilities subject to compromise. The following description of historical debt is presented without regard to the current status in the bankruptcy proceedings. Due to the Chapter 11 filings, the Company is no longer permitted to make scheduled principal and interest payments on undersecured and unsecured debt nor is it required to maintain the financial ratios and covenants set forth in the Company's debt instruments.

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

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as a liability subject to compromise at December 31, 2001. The Company has not accrued interest on this note since the date of the filings.


Financial Restructuring Notes
-----------------------------
In connection with a financial restructuring on July 17, 2000, several equity partners made loans of $30 million in aggregate principal amount to Republic Technologies International, LLC. In exchange for these loans, the lenders received notes of $30 million aggregate principal amount and warrants to purchase an aggregate of 15 million shares of Class D common stock of Republic Technologies International, Inc., at par value of $0.001 per share. These notes mature on August 1, 2010, and may be prepaid in certain instances and must be prepaid upon a change of control of the Company. The interest rate on the notes is 9.5% and is payable in arrears on each February 1 and August 1 commencing on August 1, 2006 or earlier if the lenders consent. The notes are secured by a second mortgage on the Canton CR facility.

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as a liability subject to compromise at December 31, 2001. The Company has not accrued interest on this note since the date of the filings.


Ohio Development Loan
---------------------
In January 2001, Republic obtained a $2.0 million loan through the Director of Development of the State of Ohio. The loan bears interest at 3% and is due December 1, 2003.

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as a liability subject to compromise at December 31, 2001. The Company has not accrued interest on this note since the date of the filings.

FORMER REPUBLIC LOAN AGREEMENTS
On June 1, 1996, Republic obtained $53.7 million of financing through the issuance of 9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Canton facility. These bonds were issued in addition to the Solid Waste Revenue Bonds, Series 1994 noted below, to assist in financing the facilities. As of December 31, 2001 and 2000, Republic had available $2.8 thousand and $344.0 thousand, respectively, of the $53.7 million which is classified as long-term restricted cash in the accompanying consolidated/combined balance sheets.

On October 28, 1994, Republic obtained $20.2 million of financing through the issuance of 8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Canton facility.

As a result of the Chapter 11 filings, the principal amount of these debt instruments are classified as liabilities subject to compromise at December 31, 2001. The Company has not accrued interest on these notes since the date of the filings.


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

As of December 31, 2001 and 2000, $11.5 million and $11.8 million, respectively, in aggregate principal amount of Commonwealth Loans were outstanding.

As a result of the Chapter 11 filings, the principal amount of these debt instruments are classified as liabilities subject to compromise at December 31, 2001. The Company has not accrued interest on these notes since the date of the filings.

Industrial Revenue Bonds
------------------------
In December 1988, the Development Authority of Cartersville, Georgia issued $3.6 million in aggregate principal amount of its tax exempt industrial revenue bonds, or "IRBs," the proceeds of which were loaned to BarTech's Bliss & Laughlin subsidiary and used to partially fund the construction and equipping of Bliss & Laughlin's Cartersville, Georgia facility. The Cartersville IRBs bear interest at a rate equal to the minimum rate of interest which, in the opinion of the remarketing agent for the Cartersville IRBs, would be necessary to sell Cartersville IRBs in the secondary market. The interest rate paid on the Cartersville IRBs averaged 2.84% during calendar year 2001 and was 1.65% at December 31, 2001. Principal payments of $300 thousand are due on the Cartersville IRBs on each December 1 beginning in 2009 and continuing through 2012. Thereafter, payments of $400 thousand are due on each December 1 until the final payment on December 1, 2018. The Cartersville IRBs are secured by Bliss & Laughlin's Cartersville, Georgia facility and the equipment located at the facility. As of December 31, 2001 and 2000, $3.6 million of indebtedness was outstanding under the Cartersville IRBs.

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

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as current maturities of long-term debt at December 31, 2001. The Company has continued to pay and accrue interest on this note since the date of the filings.

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

The 1984 EIRBs were to mature on December 1, 2001. As of December 31, 2001 and 2000, $9.0 million of indebtedness was outstanding under the 1984 EIRBs.

In connection with the consummation of the Combination, Republic Technologies International, LLC agreed to pay the debt service on the 1984 EIRBs, including remarketing fees and amounts due under a letter of credit between USX and a bank.

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as liabilities subject to compromise at December 31, 2001. The Company has not accrued interest on this note since the date of the filings. The principle payment that would have been due in December 2001 was not made as a result of the Chapter 11 filings.

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

The 1995 EIRBs mature on November 1, 2015. As of December 31, 2001 and 2000, $4.7 million of indebtedness was outstanding under the 1995 EIRBs.

In connection with the consummation of the Combination, Republic Technologies International, LLC agreed to pay 46.7% of the debt service on the 1995 EIRBs, including 46.7% of the remarketing fees and amounts due under a letter of credit between USX and a bank. The Company may need to make payments in respect of the 1995 EIRBs earlier than scheduled if USX terminates the letter of credit or otherwise makes early payment in respect of the 1995 EIRBs.

As a result of the Chapter 11 filings, the principal amount of this debt instrument is classified as liabilities subject to compromise at December 31, 2001. The Company has not accrued interest on this note since the date of the filings.

NOTE 8 - REVOLVING CREDIT FACILITIES

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company through December 15, 2002. The maximum borrowings under the DIP Credit Agreement initially were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP

Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. There were $326.0 million of borrowings under the DIP Credit Agreement outstanding at December 31, 2001. The weighted average interest rate for the year 2001 was 8.1%. Amounts available under the DIP Credit Agreement at March 22, 2002 and December 31, 2001 were approximately $12.8 million and $7.3 million, respectively.

The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton CR, including the related melt shop. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA, as defined, in the DIP Credit Agreement and limit its net capital expenditures.

The Company violated the minimum cumulative EBITDA, as defined, covenant in the DIP Credit Agreement during 2001. On September 28, 2001, the Company was granted an amendment and limited waiver. The amendment further limited maximum borrowings, and a weekly minimum liquidity covenant was added.

During November, the Company notified the lenders that they were in violation of the weekly minimum liquidity covenant. On November 30, 2001, the Company entered into a forbearance agreement with the lenders under an amendment to the DIP Credit Agreement. The forbearance agreement restricted the lenders ability to exercise their remedies under the DIP Credit Agreement for certain defaults through January 11, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, amendments to the minimum liquidity amount and weekly liquidity covenants, and a 2% interest penalty applied to all borrowings.

On January 11, 2002, the Company continued to be in default of the minimum cumulative EBITDA, as defined, covenant, and the minimum liquidity covenants. Accordingly, the Company entered into a second forbearance agreement with the lenders under a third amendment to the DIP Credit Agreement. The second forbearance agreement restricts the lenders ability to exercise their remedies under the DIP Credit Agreement for certain defaults through May 31, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, an amendment to the minimum liquidity covenant, a new minimum sales covenant, and continuation of the 2% interest penalty applied to all borrowings. Current maximum borrowings under the DIP Credit Agreement are as follows: $340 million from January 11, 2002 to January 31, 2002; $345 million from February 1, 2002 to March 28, 2002; $342.5 million from March 29, 2002 to April 30, 2002; and $337 million thereafter.

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

The Revolver contained covenants that among other things, restricted the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company was also required to meet minimum quarterly EBITDA requirements at September and December 2000, and March 2001, and minimum trailing twelve month EBITDA requirements quarterly beginning in June 2001 and ceasing in June 2004.

The Company, during 2000, violated a debt covenant under the Revolver with respect to obtaining financing from a third party for the 4-stand project at the Lorain plant prior to December 31, 2000. As a result, a waiver was obtained during 2001 that eliminated the requirement to obtain financing from a third party.

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

BarTech had a revolving credit agreement with a group of banks with Chase as agent that originally provided BarTech with borrowings in an aggregate principal amount of up to $90.0 million, of which $5.4 million was in the form of letters of credit. This revolving credit agreement was subsequently amended in September 1997 to provide for the addition of a new revolving sub-facility ("Sub-Facility") and amended certain portions of the original revolving credit agreement. The Sub-Facility component of the amended agreement provided BarTech with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the revolving credit agreement.

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

NOTE 9 - LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The accompanying consolidated balance sheet as of December 31, 2001 segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,239.2 million, from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 cases. The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits, certain other employee obligations, and certain critical venders. Liabilities subject to compromise at December 31, 2001 were as follows (in thousands):


                                                                   DECEMBER 31, 2001
                                                                   ------------------
                  Accounts payable                                          $ 219,160
                  Accrued interest                                             20,370
                  Other postretirement benefits                               227,262
                  Defined benefit pension obligations                         199,879
                  Other accrued expenses                                       23,738
                  Long term deferred payables                                  36,424
                  Long term debt                                              512,377
                                                                   ------------------
                  Total (a)                                               $ 1,239,210
                                                                   ===================

(a) Excludes a net intercompany payable in the amount of $5,853 to the Company's subsidiary, Nimishillen & Tuscarawas LLC, which is not included in the bankruptcy proceedings.

Reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the consolidated statement of operations for the year ended December 31, 2001 include the following:

    Write-down of deferred financing costs related to the revolving credit             $7,379
    facility
    Professional fees and administrative items, net                                     8,652
                                                                                   ----------
    Total                                                                             $16,031
                                                                                   ===========


NOTE 10 - DEFINED CONTRIBUTION BENEFIT PLANS

The Company currently has a defined contribution retirement plan that covers substantially all salary and non-union hourly employees. Company contributions to the plan are based on age and compensation. The Company had provided a defined contribution retirement plan for the former BarTech United Steel Worker's of America ("USWA") employees. The Company contribution was seventy cents for every hour worked. This plan was discontinued March 1, 2001 and the participants merged into the defined benefit plan (see Note 11). The former Republic USWA employees were covered under a defined contribution retirement plan, which was, discontinued September 8, 1998 under the terms of the Master Collective Barging Agreement (collectively, the "Master CBA") and the assets merged into the defined benefit plan (see Note 11). The Company funds contributions to these plans as accrued. Contributions to these plans by the Company and its predecessors were $3.4 million, $4.4 million, $2.0 million, and $2.3 million for the years ended December 31, 2001 and 2000, the period August 13, 1999 to December 31, 1999, and the period January 1, 1999 to August 12, 1999, respectively.

The Company has a profit sharing plan covering all of its USWA employees. Amounts provided to the profit sharing pool were based on percentages of the consolidated excess cash flows of the Company, as defined in the Master CBA. There was no expense relating to this plan for any of the periods presented.

NOTE 11 - DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFITS

In connection with the Republic acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and BarTech facilities with employees represented by the USWA were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former Bliss & Laughlin Harvey, Illinois facility, and the creation of a defined benefit pension plan obligation covering employees at former BarTech facilities. The Master CBA was modified by the Modified Labor Agreement ("MLA"), effective January 1, 2002. However, pension modifications along with other long term provisions of the contract shall only become effective if, prior to May 31, 2002, a plan of reorganization has been consummated which includes receipt of a $250 million loan under the Emergency Steel Loan Guarantee Program, approval of the Pension Benefit Guarantee Corporation ("PBGC"), and settlement of the claims of the senior secured note-holders. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans.

The Master CBA requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intended to be awarded by Republic Technologies International, LLC. Through December 31, 2001, 851 voluntary ERB packages were accepted. As such, Republic Technologies has recorded $104.7 million of workforce reduction charges to date for early retirement benefits and special termination payments.

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

On January 24, 2002 the USWA ratified a Modified Labor Agreement ("MLA") modifying the Master Collective Bargaining Agreement. The MLA provides interim support designed to permit the Company to continue operating at its current level while working to secure the financing necessary to emerge from Bankruptcy.

Under the terms of the MLA all employee wages will be reduced 15% for the period of January 1, 2002 to May 31, 2002. Other modifications include immediate elimination of 125 jobs and modifications to the employment security plan allowing the Company to layoff employees as business conditions and operational requirements dictate.

The MLA also includes certain long-term revisions which will become effective only if prior to May 31, 2002 a plan of reorganization has been consummated which includes receipt by the Company of a $250 million loan in addition to the Company's current lending arrangements, pursuant to the Emergency Steel Loan Guarantee Program, approval by the Pension Benefit Guaranty Corporation of new pension funding arrangements that will allow the Company to reduce its annual pension funding obligations between 2002 and 2007 to a level that can be supported by the Company's future cash flows, and the use of primarily equity and/or interest-bearing debt to satisfy the claims of the senior-secured noteholders.

The long-term revisions include agreement on more effective management of health care costs for active employees and retirees, profit sharing, employee stock ownership and enhancements to pension benefits.

The following is a general description of the Company and its predecessors' defined benefit plans.

REPUBLIC
The Company (formerly Republic) maintains a defined benefit "floor offset" plan, which covers all former Republic USWA employees. The plan, when combined with benefits from an LTV Steel Defined Benefit Pension Plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. The Company's policy is to fund this plan based on legal requirements and tax considerations. As a result of the Chapter 11 filing, the Company has not funded this plan since the Petition Date.

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

As a result of the Chapter 11 filings, the Company is currently seeking to further amend this memorandum of understanding with the PBGC.

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

BARTECH
Bliss & Laughlin (BLI) maintained a defined benefit pension plan covering substantially all hourly employees of its Harvey, Illinois plant. As of January 1, 2000, the plan and covered employees were merged into the Republic pension plan described above. Employees at the Cartersville, Georgia plant are non-union hourly employees and are not covered under a defined benefit pension plan. Canadian Drawn Steel Corporation ("CDSC") maintains pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plan are based on years of service. Republic Technologies' policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

CDSC also sponsors postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from CDSC after reaching age 55 with 10 or more years of service. BLI employees at its Harvey, Illinois plant are covered under the Republic post-retirement plan for health and life insurance.

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

In connection with the Combination, Republic Technologies International, LLC agreed with the PBGC to maintain a specified level of funding for the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, based on statutory funding requirements. The agreement with the PBGC with respect to this plan contemplates that contributions will be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4.0 million; for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2.0 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2.0 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2.0 million. The agreement with the PBGC further contemplates that, beginning with 2004, Republic Technologies will make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies International, LLC has provided the PBGC with a $5.0 million letter of credit. As a result of the Chapter 11 filings, the Company defaulted on the required pension funding. The PBGC accordingly presented the letter of credit for payment. Funds from the $5.0 million of the letter of credit are currently being held by the PBGC and will be held until the Company is current with all required pension contributions. The Company is currently negotiating with the PBGC to amend the funding agreement and is unable to determine the amount of funding that will be required in connection with these obligations.

The components of the net periodic pension costs are summarized as follows:

                                                                                 Period From    Period From
                                                                                  August 13,     January 1,
                                                   Year ended      Year ended      1999 to        1999 to
                                                  December 31,    December 31,   December 31,    August 12,
                                                      2001            2000           1999           1999
                                                  -------------------------------------------------------------


Service cost                                        $ 10,230       $  9,527       $  3,744       $  3,719

Interest cost on projected benefit obligations        21,479         20,517          7,746          4,662

Expected return on plan assets                       (18,598)       (19,222)        (6,811)        (3,024)

Amortization of prior service cost                       100            102             (7)            30

Recognized net actuarial (gain)/loss                      56           (327)           (26)           169

Curtailment (gain)/loss                                  (66)          (338)         2,962             --
                                                    --------       --------       --------       --------
Net periodic pension cost                           $ 13,201       $ 10,259       $  7,608       $  5,556
                                                    ========       ========       ========       ========

Net periodic postretirement benefit cost included the following components:

                                                                         Period From      January 1,      Period From
                                                         Year ended      Year ended     August 13, 1999    1999 to
                                                         December 31,    December 31,    to December 31,   August 12,
                                                             2001           2000             1999           1999
                                                  -----------------------------------------------------------------

Service cost of benefit earned                             $ 1,707         $ 2,198            $ 748         $1,047
Interest on accumulated postretirement benefit
   obligations                                              15,843          17,013            4,289          6,004

Amortization of prior service cost                               6              11

Recognized net actuarial (gain)/loss                             0             (5)             (53)           (74)
                                                  -----------------------------------------------------------------
Net periodic postretirement cost                           $17,556         $19,217           $4,984         $6,977
                                                  =================================================================

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets related the to the Company's pension plans and other postretirement benefits are as follows:

                                                        Pension Plans               Other Postretirement Benefits
                                               ------------------------------      ------------------------------
                                                   December 31,   December 31,         December 31,   December 31,
                                                       2001           2000                 2001           2000
                                               ------------------------------      ------------------------------
CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year              $299,270       $284,569             $238,294       $233,515

Service cost                                           10,230          9,527                1,707          2,198

Interest cost                                          21,480         20,517               15,844         17,013

Amendments                                              3,613             --               24,534             --

Foreign currency exchange rate change                    (654)          (343)                (223)          (100)

Actuarial (gain) loss                                  57,071          5,350             (11,972)          1,115

Curtailment  loss                                      15,424            247                2,593             --

Plan transfers                                            257          3,894                   --             --

Benefits paid                                         (30,774)       (24,491)             (13,651)       (15,447)
                                               ------------------------------      ------------------------------
Benefit obligation at end of year                     375,917       299,270              257,126       238,294
                                               ------------------------------      ------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plant assets at beginning of
year                                                  214,626        211,133                   --          9,299

Actual return on plan assets                          (10,962)         6,381                   --            527

Employer contribution                                   4,748         18,113               13,651         15,447

Foreign currency exchange rate change                    (765)          (405)                  --             --

Benefits paid                                         (30,776)       (24,491)             (13,651)       (15,447)

Plan transfers                                            257          3,894                   --             --
Assets transferred out                                     --             --                   --         (9,826)
                                               ------------------------------      ------------------------------

Fair value of plan assets at end of year              177,128        214,625                   --             --
                                               ------------------------------      ------------------------------


Funded status-underfunded                            (198,789)       (84,645)            (257,126)      (238,294)

Unrecognized net actuarial (gain) loss                 85,987           (516)               1,815          4,731
Unrecognized prior service cost                         4,677          1,195               24,651            149
                                               ------------------------------      ------------------------------

Net amount recognized                               $(108,125)      $(83,966)           $(230,660)     $(233,414)
                                               ==============================      ==============================

Amounts recognized in the statement of financial position consist of:

       Prepaid benefit cost                             5,054       $  4,384                   --             --

       Accrued benefit liability                     (199,879)       (89,943)           $(230,660)     $(233,414)

       Accumulated other comprehensive loss            86,700         1,593                   --             --
                                               ------------------------------      ------------------------------
Accrued benefit costs                              $ (108,125)      $(83,966)           $(230,660)     $(233,414)
                                               ==============================      ==============================

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                            7.18%          7.47%                7.19%          7.49%
Expected return on plan assets                           8.98%          8.94%
Rate of compensation increase                            0.92%          2.60%



The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows:

                                                           2001           2000
                                                           ----           ----
Accumulated benefit obligation                           $362,916      $284,459
Projected benefit obligation                              364,539       287,197
Plan assets at fair value                                 163,778       200,702

For measurement purposes, a weighted average annual rate of increase in the per capita cost of covered health care claims of 6.5% was assumed for fiscal 2001; the rate assumed to decrease by approximately 0.5% per year to 4.5% for fiscal 2004, and remain at that level thereafter.

To illustrate the health care cost trend on amounts reported, changing the assumed health care cost trend rates by one percentage point in each year would have the following effects as of and for the fiscal year ended December 31, 2001:

                                                                One Percentage Point
                                                            --------------------------
                                                             Increase       Decrease
                                                            ------------  ------------
Effect on total service and interest cost components          $ 1,622       $ (1,426)

Effect on accumulated postretirement benefit obligation        20,418        (17,972)

NOTE 12 - INCOME TAXES

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished, and specialty steels. As discussed previously in Note 1, the Company intends to sell its specialty steels division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such, the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits, workforce reduction charges and other (income) loss, net ("EBITDA, as defined").

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


                                                         For the Year Ended December 31, 2001
                                 ----------------------------------------------------------------------------------------
                                                                                         Inter Segment
                                                            Cold-            Total         Elimination/     Consolidated/
                                         Hot-Rolled        Finished        Segments           Other           Combined
                                 ----------------------------------------------------------------------------------------

Net sales                                 $896,249         $213,845       $1,110,094        $(116,387)        $993,707

Depreciation and amortization               51,815            5,031           56,846               --           56,846
Segment loss (EBITDA,
   as defined)                              19,234            4,165           23,399               --           23,399

Segment assets                             918,943          115,244        1,034,187           15,372        1,049,559

Capital expenditures                         3,257              332            3,589               --            3,589



                                                         For the Year Ended December 31, 2000
                                 --------------------------------------------------------------------------------------
                                                                                        Inter Segment
                                                          Cold-           Total          Elimination/    Consolidated/
                                      Hot-Rolled         Finished        Segments           Other          Combined
                                 --------------------------------------------------------------------------------------

Net sales                             $1,114,833         $280,615       $1,395,448        $(130,047)      $1,265,401

Depreciation and amortization             55,273            6,202           61,475               --           61,475
Segment profit (EBITDA,
   as defined)                            68,123           13,779           81,902               --           81,902

Segment assets                         1,029,916          145,414        1,175,330           21,754        1,197,084

Capital expenditures                      11,977            1,088           13,065               --           13,065


                                               For the Period From August 13, 1999 to December 31, 1999
                                 --------------------------------------------------------------------------------------
                                                                                  Inter Segment
                                                       Cold-            Total      Elimination/      Consolidated/
                                    Hot-Rolled       Finished         Segments         Other           Combined
                                 --------------------------------------------------------------------------------------

Net sales                          $   465,267       $ 121,233       $  586,500       $(58,920)       $  527,580

Depreciation and amortization           18,331           2,161           20,492             --            20,492
Segment profit (EBITDA,
    as defined)                        (74,589)           (259)         (74,848)            --           (74,848)

Segment assets                       1,216,231         169,992        1,386,223         29,034         1,415,257

Capital expenditures                    11,891           1,121           13,012             --            13,012


                                                For the Period From January 1, 1999 to August 12, 1999
                                 --------------------------------------------------------------------------------
                                                                                Inter Segment
                                                    Cold-           Total        Elimination/    Consolidated/
                                   Hot-Rolled      Finished        Segments         Other          Combined
                                 --------------------------------------------------------------------------------


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

NOTE 14 - RELATED PARTY TRANSACTIONS

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

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX and affiliates of Kobe. In addition, the Company reimbursed Blackstone, Veritas, USX, and Kobe for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX and Kobe that replaced the existing monitoring agreements regarding BarTech and Republic, with the parties to receive an aggregate annual fee of $4.0 million. This agreement has been stayed due to the Chapter 11 proceedings, therefore, the Company accrued only $1.0 million under this agreement in the current year.

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

During the years ended December 31, 2001 and 2000, and the periods from August 13, 1999 to December 31, 1999 and January 1, 1999 to August 12, 1999, the Company had approximately $77.9 million, $112.9 million, $43.6 million, and $54.2 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business and on arms-length terms.

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

ROUND SUPPLY AGREEMENT
----------------------

The Company entered into a five-year supply agreement with USX and the new tubular company owned by USX, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its

Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to the Company's production costs plus an agreed upon margin per ton. The tubular company also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular company is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds. The Company sold $106.1 million of seamless rounds to USX in the year ended December 31, 2001.

COKE SUPPLY AGREEMENT
---------------------
The Company entered into a five-year supply agreement with USX, which provides that Republic Technologies purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its coke customers. The Company purchased $51.2 million of coke from USX in the year ended December 31, 2001.

PELLET SUPPLY AGREEMENT
-----------------------
Under this agreement, the Company agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX grants to any of its pellet customers. The Company purchased $59.9 million of iron ore pellets from USX in the year ended December 31, 2001.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

During January 2001, the Company sold and leased back certain assets related to their Chicago operating facility for a term of two years. The resulting lease is being accounted for as an operating lease. Net cash proceeds amounted to approximately $6.0 million. The transaction resulted in a realized gain of $1.0 million and a deferred gain of $1.1 million. The balance of the deferred gain of $539 thousand is included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 2001. Total lease expense incurred under this lease was $61 thousand for the year ended December 31, 2001.

The Company also uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was approximately $4.9 million, $10.2 million, $2.7 million, and $1.3 million for the years ended December 31, 2001 and 2000, the period from August 13, 1999 to December 31, 1999, and the period from January 1, 1999 to August 12, 1999. At December 31, 2001, total minimum lease payments under noncancellable operating leases are $3.1 million in 2002, $2.4 million in 2003, $1.1 million in 2004, $0.6 million in 2005, $0.6 million in 2006 and $1.2 million thereafter.

Republic Technologies International, Inc., the Company's ultimate parent, has $5.5 million Series A Preferred Stock outstanding that was mandatorily redeemable on September 26, 2000, payment for which is expected to be made by Republic Technologies International, Inc. from distributions or loans from the Company. On October 6, 2000, Bethlehem Steel Corporation and Republic Technologies International, Inc. arranged for the deferral of the redemption of $5.5 million Series A Preferred Stock. On September 29, 2000, the Company redeemed $0.5 million of Class A Members' Interest so that the Parent Company could redeem the same amount of Cumulative Preferred Stock. The Company as of December 31, 2000 redeemed an additional $1.2 million of Class A Member's Interest. The parties previously acknowledged that the redemption would be made in installments during 2001, $0.1 million of which was made prior to the Petition Date. Subsequent to the Petition Date, no shares have been redeemed.


NOTE 16 - ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company expects to expend approximately $1.5 million during the next twenty-four months for environmental control measures. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $12.0 million to $23.6 million over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $16.5 million and $19.6 million as of December 31, 2001 and 2000, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated/combined balance sheets.

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

NOTE 17 - DISCONTINUED OPERATIONS

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

The Company recorded an additional provision for estimated losses related to the disposition of the specialty steels division of approximately $0.5 million in 2001. Certain assets from its Baltimore plant were sold in January 2001 for proceeds of approximately $8.1 million, and the Company is currently in the process of selling the remaining real estate and assets of the specialty steels division. Management anticipates the disposition to be completed during 2002.

                             ---------------------------------------------------------------------
                               Year Ending    Year Ending      Period From         Period From
                               December 31,   December 31,  August 13, 1999 to  January 1, 1999 to
                                   2001           2000      December 31, 1999    August 12, 1999
                             ---------------------------------------------------------------------
Net sales                       $ 23,696       $ 44,556           $ 16,991          $ 30,016
Gross loss                        (2,525)        (7,645)            (3,779)           (1,249)

Loss before income taxes          (3,459)       (12,614)            (5,441)           (3,480)
Provision for income taxes            --             --                 --                --
                                ------------------------------------------------------------
Net loss                        $ (3,459)      $(12,614)          $ (5,441)         $ (3,480)
                                ============================================================

The components of net assets of discontinued operations included in the Company's balance sheets as assets held for sale were as follows:

                                                        December 31, 2001         December 31, 2000
                                                    -----------------------   -----------------------


Assets held for sale, current- Inventories                   $  9,013                  $  9,306
                                                    =======================   =======================

Assets held for sale, non-current - Property, plant
       and equipment                                         $  2,355                  $  7,294
                                                    =======================   =======================


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

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

LONG-TERM DEBT
         The fair value of the company's long-term debt obligations are estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of the company's senior secured notes is determined using quoted market prices. The fair value of the Company's Industrial Revenue Bond approximates book value.
         Fair values for the remaining economic development financing could not be determined and have been reflected in the table as zero.

The estimated fair values of the Company's financial instruments are as follows:
(in thousands)

                                    December 31, 2001            December 31, 2000
                                 ------------------------     -----------------------
                                  Carrying         Fair       Carrying        Fair
                                   Amount          Value       Amount         Value
                                 ----------     ---------     ---------     ---------

Cash and cash equivalents         $  5,745      $  5,745      $  1,795      $  1,795

Long-term debt                     512,377        31,200       513,572       115,400

Redeemable members' interest         3,700           N/A         3,800           N/A


NOTE 19 - RESTRUCTURING CHARGES AND RESERVES

During the year ended December 31, 2001, the Company shutdown its Willimantic, Connecticut cold-finishing facility. During the year ended December 31, 2000, the Company shutdown two of its production facilities: the Johnstown, Pennsylvania melt shop facility and the Canton, Ohio 12" rolling mill facility. The Johnstown facility closed in August 2000, and the Canton 12" facility closed in October of 2000. These actions were undertaken in an attempt to reduce costs and improve efficiency. As a result of these actions, the Company recorded charges of $3.7 million and $74.7 million during the years ended December 31, 2001 and 2000, respectively.

The Company recorded restructuring charges of $1.2 million and $66.5 million during the years ended December 31, 2001 and 2000, respectively, related to the closing of the Johnstown facility. These charges in 2000 consisted of a $40.6 million write-down of property, plant, and equipment, $6.0 million of facility closure costs, and $3.2 million in additional environmental remediation required as a result of the closure. The 2000 restructuring charges also included hourly employee separation costs of $16.0 million for hourly workers and $0.7 million for non-hourly severance. The hourly employee separation charge was based on estimates of the cost of an agreement reached with the USWA. The 2001 charges consisted primarily of additional facility closure costs. Additionally, during 2001 the Company sold a portion of the Johnstown facility previously written down to zero for approximately $1.5 million and reflected this as an adjustment to the estimated facility closure costs.

Restructuring charges of $1.8 million and $3.5 million were also recorded during the years ended December 31, 2001 and 2000, respectively, related to the closing of the Willimantic facility. The 2000 charges consisted of a $3.2 million write-down of property, plant, and equipment and $0.3 million in additional environmental remediation required as a result of the closure. The 2001 charges consisted of $0.3 million for facility closure costs and $1.5 million related to employment security provisions in the labor agreement with the USWA.

Unlike the closure of the Johnstown facility, the closure of the Canton 12" rolling facility was part of the Company's original consolidation plan contemplated at the time of the Republic acquisition. Fair value adjustments to the fixed assets and shutdown reserves related to the Canton 12" facility were recorded at the date of the Republic acquisition. Charges for hourly labor of $1.4 million were recorded during the year ended December 31, 2000 related to employment security provisions in the labor agreement with the USWA. As of December 31, 2001 all affected hourly employees were placed in suitable alternative employment at other nearby facilities.

The Company had previously recorded a reserve for the reduction of non-union labor and other shutdown reserves at the date of the Republic acquisition related to the manufacturing locations selected for closure (the Canton 12" rolling facility and the Chicago 11" rolling facility) amounting to $4.4 million and $1.9 million, respectively. Adjustments reducing these previously recorded reserves due to changes in estimates were recorded in 2001 and 2000 amounting to $0.2 million and $1.4 million, respectively.

Additionally, reserves for the reduction of administrative labor amounting to $0.9 million and $4.6 million during the years ended December 31, 2001 and 2000, respectively, were recorded as a restructuring charge in the consolidated statement of operations.

The activity impacting the accruals for restructuring during the period from January 1, 1999 to August 12, 1999, the period from August 13, 1999 to December 31, 1999, and the years ended December 31, 2001 and 2000 based on available information, is summarized in the table below:

                                                                                     Facility
                                                  Asset Write-     Labor &            Closure
                                                     Downs        Severance            Costs             Total
                                                ------------ ---------------     --------------    -------------
January 1, 1999                                                   $   3,534          $     320         $  3,854

    Purchase accounting adjustments                                     860              1,917            2,777
    Amount utilized                                                  (1,128)                --           (1,128)
    Charged against environmental liabilities                            --               (792)            (792)
                                                             ---------------     --------------    -------------
August 12, 1999                                                       3,266              1,445            4,711
                                                             ---------------     --------------    -------------

    Amount utilized                                                  (2,179)                --           (2,179)
    Adjustments                                                        (323) (a)            --             (323)
                                                             ---------------     --------------    -------------
December 31, 1999                                                                        1,445            2,209
                                                                        764
                                                             ---------------     --------------    -------------

    Provision                                      $ 43,739          22,851              9,502           76,092
    Amount utilized                                                  (5,047)            (2,476)          (7,523)
    Adjustments                                                          --             (1,434)          (1,434)
    Charged against inventory                                                             (652)            (652)
    Charged against property, plant and
         Equipment                                  (43,739)                                            (43,739)
                                                ------------ ---------------     --------------    -------------
December 31, 2000                                                                                        24,953
                                                         --          18,568              6,385
                                                ------------ ---------------     --------------    -------------

    Provision                                                         2,353                300            2,653
    Amount utilized                                                  (5,609)            (2,500)          (8,109)
    Charged against defined benefit
         obligation                                                  (7,223)                             (7,223)
    Adjustments                                                        (203)             2,745            2,542
                                                ------------ ---------------     --------------    -------------
December 31, 2001                                  $     --       $   7,886          $   6,930         $ 14,816
                                                ============ ===============     ==============    =============


(a)      Amount is recorded in selling, general and administrative expense.

NOTE 20 - GOODWILL IMPAIRMENT CHARGE

During the fourth quarter of 2000, the Company recognized a non-cash impairment charge of $79.6 million related to the write-off of its unamortized goodwill balance. The industry-wide market conditions and the Company's high level of indebtedness following the Combination adversely impacted operations and the Company's ability to implement its consolidation plan. These factors lead to the need to significantly revise the Company's operating plan and related financial forecast. Based on the Company's capital structure, the revised operating plan, and corresponding anticipated future operating cash flows less anticipated capital expenditures were expected to be insufficient to recover the unamortized goodwill balance. Accordingly, the carrying value of the Company's goodwill balance was reduced to zero.

NOTE 21 - CONDENSED COMBINED FINANCIAL STATEMENTS

The following condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):

                             STATEMENT OF OPERATIONS
                FOR THE PERIOD APRIL 2, 2001 TO DECEMBER 31, 2001

                                                             Period from
                                                          April 2, 2001 to
                                                          December 31, 2001

Net sales                                                       $  702,727
Cost of goods sold                                                 672,040
                                                         -----------------
Gross profit (loss)                                                 30,687

Selling, general and administrative expense                         29,891
Depreciation and amortization expense                               41,843
Special charges:                                                        --
         Workforce reduction charges                               (2,134)
         Restructuring charges                                       2,792
Loss on sale of assets                                                 511
Other expense, net                                                   6,838
                                                         -----------------
Operating loss                                                    (49,054)
Interest expense, net                                               26,010
Reorganization items                                                16,031
                                                         -----------------
Loss before income taxes                                          (91,095)
Provision for income taxes                                               9
                                                         -----------------
Loss from continuing operations                                   (91,104)
Loss from disposition of discontinued operations                       457
                                                         -----------------
Net loss                                                          (91,561)
                                                         =================

                                 BALANCE SHEET
                               DECEMBER 31, 2001

ASSETS
Current assets:
      Cash and cash equivalents                            $     5,450
      Accounts receivable, less allowances of $16,449
                                                                96,675
      Accounts receivable with affiliates                        5,792
      Inventories
                                                               202,637
      Assets held for sale
                                                                 9,013
      Prepaid expenses and other current assets
                                                                14,039
                                                           -----------
      Total current assets
                                                               333,606
Property, plant and equipment:
      Land and improvements
                                                                13,758
      Buildings and improvements
                                                                32,789
      Machinery and equipment
                                                               719,803
      Construction-in-progress
                                                                 4,722
                                                           -----------
    Total property, plant and equipment
                                                               771,072
    Accumulated depreciation
                                                              (151,115)
                                                           -----------
    Net property, plant and equipment
                                                               619,957

Assets held for sale
                                                                 2,355
Intangible assets, net of accumulated amortization
                                                                67,133
Investments in non-debtor subsidiaries                          17,189
Other assets
                                                                12,158
                                                           -----------
                         TOTAL ASSETS                      $ 1,052,398
                                                           ===========

LIABILITIES AND MEMBERS' INTEREST
Liabilities not subject to compromise:
Current liabilities:
     Revolving credit facility                             $   326,016
     Long-term secured debt in default                           3,600
     Accounts payable                                           44,760
     Accounts payable with affiliates                            1,317
     Accrued interest
                                                                 3,031
     Accrued compensation and benefits
                                                                37,128
     Accrued environmental liabilities                             230
     Other accrued liabilities
                                                                38,829
                                                           -----------
Total current liabilities                                      454,911

Accrued environmental liabilities
                                                                16,311
Other liabilities
                                                                 7,245
                                                           -----------
Total liabilities not subject to compromise                    478,467

Liabilities subject to compromise                            1,239,210
Liabilities subject to compromise with affiliates                5,853
                                                           -----------
                      TOTAL LIABILITIES                      1,723,530
                                                           -----------

Members' interest                                             (671,132)
                                                           -----------
Total liabilities and members' interest                    $ 1,052,398
                                                           ===========

                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD APRIL 2, 2001 TO DECEMBER 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(91,561)
    Adjustments to reconcile net cash used in operating activities:
    Restructuring charges                                                     300
    Loss on sale of fixed assets                                              511
    Depreciation and amortization                                          42,031
    Amortization of deferred financing cost                                 4,313
    Reorganization items                                                   13,351
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                    50,065
        Increase in inventory                                               1,949
        Decrease in other current assets                                   (7,132)
        Increase in accounts payable                                       11,357
        Decrease in accrued compensation and benefits                      (4,160)
        Increase in defined benefit pension obligations                    20,186
        Increase in other postretirement benefits                          (6,311)
        Decrease in accrued environmental liabilities                      (3,339)
        Increase in other current liabilities                              (4,225)
        Other                                                                 279
                                                                         --------
Net cash used in operating activities before reorganization items
                                                                           27,614
     Payments for professional fees and other reorganization items
                                                                           (2,760)
                                                                         --------
Net cash used in operating activities
                                                                           24,854
                                                                         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (2,494)
    Disposition of property, plant and equipment                              265
                                                                         --------
Net cash provided by (used in) investing activities                        (2,229)
                                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds under revolving credit facilities                        (16,778)
    Repayments of long-term debt                                              226
    Deferred financing costs                                               (3,541)
                                                                         --------
Net cash provided by financing activities                                 (20,093)

Net increase in cash and cash equivalents                                   2,532
Cash and cash equivalents - beginning of period                             2,918
                                                                         --------
Cash and cash equivalents - end of period                                $  5,450
                                                                         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                   $ 19,505
                                                                         ========

                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                             Additions
                                               ------------------------------------------
                                                                             Charged to
                                 Balance at     Charged to                      Other                         Balance at
                                 Beginning      Costs and                     Accounts -       Deductions       End of
         Description              of Year        Expenses     Recoveries       Describe       from Reserves      Year
--------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
             2001                 $ 19,332       $  7,770                                       $ (17,680)     $   9,422
             2000                    8,798         10,534                                                        19,332
             1999                    2,679          6,534          $40        $ 403(a)(b)            (858)        8,798

RESERVES FOR
  INVENTORIES:
             2001                   $6,650         $3,483                                                       $10,133
             2000                   13,585                                                        $(6,935)        6,650
             1999                    2,364         11,221                                                        13,585


(a) Foreign currency translation
(b) Includes allowance recognized in connection with the acquisition of USS/Kobe Steel Company's SBQ bar division.