Form 10-Q
period 2002-03-31
REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS LLC
filed 2002-05-20
CIK 1098311

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                 For the three month period ended March 31, 2002
                      Commission File Number: 333-90709-04




                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                   (DEBTOR-IN-POSSESSION AS OF APRIL 2, 2001)
             (Exact name of registrant as specified in its charter)




                DELAWARE                                   34-1902647
     -------------------------------                  -------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                   Identification No.)


         3770 EMBASSY PARKWAY
        AKRON, OHIO  44333-8367                          (330) 670-3000
----------------------------------------         ------------------------------
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




Number of shares outstanding of common stock as of May 20, 2002: AS OF MAY 20, 2002, THERE WERE 740 CLASS A UNITS OF MEMBERS' INTEREST, 1,000 CLASS B UNITS OF MEMBERS' INTEREST AND 30,000 CLASS C UNITS OF MEMBERS' INTEREST OUTSTANDING.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.         Unaudited Financial Statements

                Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001        3

                Consolidated Balance Sheets as of March 31, 2002 and December
                31, 2001                                                                                        4-5

                Consolidated Statements of Members' Interest for the Three Months Ended March 31, 2002
                and the Year Ended December 31, 2001                                                            6

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001        7

                Notes to Consolidated Financial Statements                                                      8-17

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations           17-21

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      21


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.         Legal Proceedings                                                                               21

Item 2.         Changes in Securities                                                                           21

Item 3.         Defaults Upon Senior Securities                                                                 21

Item 4.         Submission of Matters to a Vote of Security Holders                                             21

Item 5.         Other Information                                                                               21

Item 6.         Exhibits and Reports on Form 8-K                                                                21

                Signatures                                                                                      23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                            (In thousands of dollars)
                                   (Unaudited)


                                                                     THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                      MARCH 31, 2002                MARCH 31, 2001
                                                                  ------------------------     -------------------------
Net sales                                                                       $ 256,236                     $ 266,511
Cost of goods sold                                                                244,330                       291,229
                                                                  ------------------------     -------------------------

Gross profit (loss)                                                                11,906                       (24,718)

Selling, general and administrative expense                                         9,999                        12,419

Monitoring fees                                                                         -                         1,000

Depreciation and amortization expense                                              14,170                        14,440

Special charges:

       Workforce reduction charges (Note 5)                                         3,909                        10,117

       Restructuring charges (Note 6)                                                 853                           858

Loss (gain) on sale of assets                                                           -                        (2,298)

Other (income) expense, net                                                        (1,024)                          181
                                                                  ------------------------     -------------------------

Operating loss                                                                    (16,001)                      (61,435)

Interest expense, net (excludes contractual interest of $16,553
       million for the three months ended March 31, 2002)                           7,839                        29,996

Reorganization items - expense, net (Note 4)                                          654                             -
                                                                  ------------------------     -------------------------

Loss before income taxes                                                          (24,494)                      (91,431)

Provision for income taxes                                                             31                           207
                                                                  ------------------------     -------------------------

Net loss                                                                        $ (24,525)                    $ (91,638)
                                                                  ========================     =========================


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                     MARCH 31,            DECEMBER 31,
                                                                       2002                   2001
                                                                --------------------   --------------------
ASSETS

Current assets:
        Cash and cash equivalents                                      $      2,507           $      5,745
        Accounts receivable, less allowances of $13,649 and
          $17,234, respectively                                             130,908                100,768
        Inventories (Note 3)                                                181,066                207,864
        Assets held for sale (Note 9)                                         7,807                  9,013
        Prepaid expenses and other current assets                             9,971                 14,139
                                                                --------------------   --------------------

Total current assets                                                        332,259                337,529

Property, plant and equipment:
        Land and improvements                                                14,356                 14,356
        Buildings and improvements                                           35,218                 35,218
        Machinery and equipment                                             722,814                723,387
        Construction-in-progress                                              6,378                  6,142
                                                                --------------------   --------------------

Total property, plant and equipment                                         778,766                779,103

Accumulated depreciation                                                   (167,127)              (153,774)
                                                                --------------------   --------------------

Net property, plant and equipment                                           611,639                625,329

Assets held for sale (Note 9)                                                 2,286                  2,355

Intangible assets, net of accumulated amortization
        of $21,353 and $24,453, respectively (Note 2)                        53,833                 67,133

Goodwill net of accumulated amortization
        of $5,468 (Note 2)                                                   10,933

Other assets                                                                 17,308                 17,213
                                                                --------------------   --------------------

Total assets                                                           $  1,028,258           $  1,049,559
                                                                ====================   ====================


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          MARCH 31,            DECEMBER 31,
                                                                             2002                  2001
                                                                      -------------------   -------------------
LIABILITIES AND MEMBERS' INTEREST

Liabilities not subject to compromise:

     Current liabilities:
           Current maturities of long-term debt                              $     3,600           $     3,600
           Revolving credit facility                                             324,230               326,016
           Accounts payable                                                       36,836                45,350
           Accrued interest                                                        4,413                 3,031
           Accrued compensation and benefits                                      36,881                37,737
           Accrued environmental liabilities                                         237                   230
           Other accrued liabilities                                              36,645                38,530
                                                                      -------------------   -------------------
     Total current liabilities                                                   442,842               454,494

     Other postretirement benefits                                                 3,427                 3,398
     Accrued environmental liabilities                                            16,258                16,311
     Other liabilities                                                             5,038                 7,278
                                                                      -------------------   -------------------
     Total liabilities not subject to compromise                                 467,565               481,481

Liabilities subject to compromise (Note 4)                                     1,256,360             1,239,210

                                                                      -------------------   -------------------
Total liabilities                                                              1,723,925             1,720,691
                                                                      -------------------   -------------------


Manditory redeemable members' interest - Class A Units                             3,700                 3,700

Members' interest:
     Class B Units                                                              (643,240)             (618,715)
     Class C Units                                                                32,500                32,500
     Accumulated other comprehensive loss                                        (88,627)              (88,617)
                                                                      -------------------   -------------------
Total members' interest                                                         (699,367)             (674,832)
                                                                      -------------------   -------------------

Total liabilities and members' interest                                      $ 1,028,258           $ 1,049,559
                                                                      ===================   ===================


     The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF MEMBERS' INTEREST
 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          Accumulated
                                                                             Other               Total
                                       Class B          Class C          Comprehensive         Members'          Comprehensive
                                        Units            Units           Income (Loss)         Interest          Income (Loss)
                                   ----------------  --------------    -------------------  ----------------  --------------------
 Balance, January 1, 2001               $ (435,689)       $ 32,125              $  (2,649)       $ (406,213)
  Accrual of preferred return                 (471)            375                      -               (96)
  Net loss                                (182,555)              -                      -          (182,555)          $  (182,555)
  Other comprehensive income:
    Foreign currency translation
     adjustment                                  -               -                   (861)             (861)                 (861)
    Minimum pension liability
     adjustment                                  -               -                (85,107)          (85,107)              (85,107)
                                   -------------------------------------------------------------------------  --------------------
 Balance, December 31, 2001               (618,715)         32,500                (88,617)         (674,832)          $  (268,523)
                                   -------------------------------------------------------------------------  ====================
  Net loss                                 (24,525)              -                      -           (24,525)          $   (24,525)
  Other comprehensive income:
    Foreign currency translation
     adjustment                                  -               -                    (10)              (10)                  (10)

                                   -------------------------------------------------------------------------  --------------------
 Balance, March 31, 2002                $ (643,240)       $ 32,500              $ (88,627)       $ (699,367)          $   (24,535)
                                   =========================================================================  ====================


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                                MARCH 31, 2002             MARCH 31, 2001
                                                                            -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $      (24,525)            $      (91,638)
    Adjustments to reconcile net cash used
        in operating activities:
    Restructuring Charges                                                                      853                        858
    (Gain)/Loss on sale of fixed assets                                                          -                     (2,298)
    Depreciation and amortization                                                           14,170                     14,440
    Accretion of original issue discount                                                         -                        693
    Amortization of deferred financing cost                                                  1,552                      1,038
    Reorganization items                                                                       654                          -
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                                    (30,140)                   (23,420)
        Decrease in inventories                                                             26,798                     61,089
        Decrease in prepaid assets                                                           4,168                      4,427
        Increase (decrease) in accounts payable                                             (7,683)                    20,308
        Increase in accrued compensation and benefits                                        5,108                      3,365
        Increase in defined benefit pension obligations                                      8,863                      4,645
        Increase in other postretirement benefits                                            2,972                      3,485
        Increase (decrease) in accrued environmental liabilities                               (46)                       279
        Decrease in other current liabilities                                               (5,494)                    16,203
     Other                                                                                   2,729                      2,935
                                                                            -----------------------    -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                                          (21)                    16,409
                                                                            -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (567)                      (835)
    Disposition of property, plant and equipment                                                 -                      3,991
                                                                            -----------------------    -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           (567)                     3,156
                                                                            -----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                 -                      2,000
    Net (payments)/proceeds under revolving credit facilities                               (1,787)                    13,396
    Repayments of long-term debt                                                                 -                       (514)
    Redemption of class A members' interest                                                      -                       (100)
    Payment of preferred return                                                                  -                        (73)
                                                                            -----------------------    -----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (1,787)                    14,709
                                                                            -----------------------    -----------------------
Effect of exchange rate changes on cash                                                        (10)                      (573)
                                                                            -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,385)                     1,295
Cash and cash equivalents - beginning of period                                              5,745                      1,795
                                                                            -----------------------    -----------------------
Cash and cash equivalents - end of period                                           $        3,360             $        3,090
                                                                            =======================    =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                              $        4,648             $       41,769
                                                                            =======================    =======================
Cash paid for income taxes                                                          $           16             $           47
                                                                            =======================    =======================


The accompanying notes are an integral part of these statements.

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except as noted)
                                   (Unaudited)

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

The Company has received approval from the Bankruptcy Court to extend the deadline for filing its reorganization plan to June 28, 2002.

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and unsecured debt. Subsequent to the Petition Date, the secured debt has been classified as a current liability and the undersecured and unsecured debt will be classified as liabilities subject to compromise (see Note 4).

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The DIP Credit Agreement contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Company is also required to maintain minimum cumulative EBITDA as defined in the DIP Credit Agreement and limit its net capital expenditures. During 2001, the Company was in violation of certain restrictive covenants requiring it enter into a series of amendments to the agreement. On January 11, 2002, the Company continued to be in default of the minimum cumulative EBITDA, as defined, covenant, and the minimum liquidity covenants. Accordingly, the Company entered into a second forbearance agreement with the lenders under a third amendment to the DIP Credit Agreement. The second forbearance agreement restricts the lenders ability to exercise their remedies under the DIP Credit Agreement for certain defaults through May 31, 2002. As a result of this amendment, the Company was granted temporary increases in maximum borrowing limits, an amendment to the minimum liquidity covenant, a new minimum sales covenant, and continuation of the 2% interest penalty applied to all borrowings. Current maximum borrowings under the DIP Credit Agreement are as follows: $340 million from January 11, 2002 to January 31, 2002; $345 million from February 1, 2002 to March 28, 2002; $342.5 million from March 29, 2002 to April 30, 2002; and $337 million thereafter. The Company's net availability on its revolving credit facility at May 16, 2002 was $14.0 million.

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

On April 24, 2002, the Company announced that it had signed a non-binding letter of intent to sell a substantial portion of its assets to RTI Acquisition Corporation (RAC), a new company formed by KPS Special Situations Fund, L.P. and Pegasus Partners II L.P. On May 6, 2002, Pegasus withdrew from the proposed transaction. KPS Special Situations Fund secured a replacement investment partner, the Hunt Investment Group, L.P. of Dallas, Texas, to proceed with the acquisition. The Company signed a letter of intent with the new equity partners on May 17, 2002. The equity partners have an agreement in principle with the Company's existing bank group to finance the transaction and to permit the sale to be completed. RAC now has concluded significant agreements concerning the transaction with the Company, the Company's bank group, and the Company's hourly employees as represented by the United Steel Workers of America.

The non-binding letter of intent is subject to higher and better offers, and on May 17, 2002 the Company filed a motion in the U.S. Bankruptcy Court to formalize a procedure for reviewing this and other purchase offers. If the bankruptcy court grants the motion, other companies will have an opportunity to submit bids through a court-approved bidding process in accordance with Section 363 of the Bankruptcy Code.

There can no assurance that the bankruptcy court will approve the sale or that the transaction contemplated by the letter of intent will be consummated.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets and negative Members' interest raise substantial doubt about the Company's ability to continue as a going concern. While management continues to work on its plan of reorganization and intends to submit a plan for reorganization to the Bankruptcy Court, it is also pursuing a sale of a substantial portion of the Company's assets. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. No adjustment to the carrying value of the Company's assets has been made to reflect the proposed terms of the transaction referred to above due to the uncertainty regarding the ultimate terms, probability of completion, and potential for competing offers. If the transaction is completed based on the proposed terms a significant portion of the carrying amount of long-lived assets included in the transaction would not be recovered.

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

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain results for Republic Technologies International Holdings, LLC and its subsidiaries for the three months ended March 31, 2002. These consolidated statements are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

The accompanying consolidated financial statements for the periods after the Petition Date have been prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The consolidated financial statements are prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the bankruptcy proceedings on the Company. In particular, the consolidated financial statements do not purport to show (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (iii) the effect of any changes that may be made to the capitalization of the Company; or (iv) the effect of any changes that may be made in the Company's business operations. A plan of reorganization or consummation of a sale of assets could materially change the amounts currently recorded in the consolidated financial statements. The outcome of these matters is not presently determinable.

In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and redefines the criteria for recording intangibles separate from goodwill. SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment by the end of the second quarter in the year of adoption and annual impairment tests thereafter. The provisions of each statement that apply to goodwill and intangible assets acquired prior to July 1, 2001 were adopted by the Company on January 1, 2002. The Company's recorded intangible assets have been evaluated against the new criteria in SFAS No. 142 and resulted in intangible assets relating to the assembled workforce being reclassified into goodwill amounting to $10.9 million, which will have the impact of reducing amortization expense annually by $1.6 million. Management has not completed the initial goodwill impairment assessment. Such impairment review will likely result in future write-downs.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. This statement became effective for the Company on January 1, 2002. There was no financial statement implication related to the adoption of this Statement and the guidance will be applied on a prospective basis.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company expects no financial statement implication related to the adoption of this Statement.

3.  INVENTORIES

The components of inventories are as follows:

                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------

Raw materials                                   $  9,319            $ 11,352

Semi-finished and finished goods                 171,747             196,512
                                                --------            --------

Total                                           $181,066            $207,864
                                                ========            ========

At March 31, 2002 and December 31, 2001, inventories are net of market reserves and obsolescence reserves aggregating $8.4 million and $10.1 million, respectively.

4.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The accompanying consolidated balance sheet as of March 31, 2002 and December 31, 2001 segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,256.4 million and $1,239.2 million, respectively, from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executor contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 cases. The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits, certain other employee obligations, and certain critical venders. Liabilities subject to compromise at March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                             March 31, 2002   December 31, 2001
      Accounts payable                             $ 219,991           $ 219,160
      Accrued interest                                20,370              20,370
      Other postretirement benefits                  230,204             227,262
      Defined benefit pension obligations            208,743             199,879
      Accrued Compensation                             5,964                  --
      Other accrued expenses                          22,287              23,738
      Long term deferred payables                     36,424              36,424
      Long term debt                                 512,377             512,377
                                           ----------------- -------------------
      Total  (a)                                 $ 1,256,360         $ 1,239,210
                                           ================= ===================

(a) Excludes a net intercompany payable in the amount of $5,853 to the Company's subsidiary, Nimishillen & Tuscarawas LLC, at March 31, 2002 and December 31, 2001 which is not included in the bankruptcy proceedings.

Reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the consolidated statement of operations for the three months ended March 31, 2002 includes $654 thousand of professional fees and administrative items.

5.   WORKFORCE REDUCTION CHARGES

The Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and BarTech facilities with employees represented by the United Steel Workers of America ("USWA") requires Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permits Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as the offers are accepted by the employees and intended to be awarded by the Company. During the three months ended March 31, 2002 and 2001, there were 19 and 49 ERB's accepted, respectively, amounting to $3.9 million and $10.1 million, respectively.

On January 24, 2002 the USWA ratified a Modified Labor Agreement ("MLA") modifying the Master Collective Bargaining Agreement, effective January 1, 2002. The MLA provides interim support designed to permit the Company to continue operating at its current level while working to secure the financing necessary to emerge from Bankruptcy.

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

6.   RESTRUCTURING CHARGES AND RESERVES

As an outcome of restructuring activities subsequent to the Combination, the Company took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. During the three months ended March 31, 2002 and 2001, the Company recorded restructuring charges of $0.9 million and $0.9 million, respectively. The 2002 charge relates to supplemental unemployment benefits payments, salary terminations, and the related health insurance costs, while the 2001 charge was primarily related to severance costs for administrative staff reductions.

The balances in the restructuring reserves at March 31, 2002 are comprised of the following:


                        Labor &            Facility
                       Severance            Closure              Total
                                             Costs
                    ----------------    ----------------    -----------------

Johnstown                 $   5,501           $   6,410             $ 11,911
Willimantic                      18                 318                  336
Severance                     1,852                  --                1,852
                    ----------------    ----------------    -----------------
Total                     $   7,371           $   6,728             $ 14,099
                    ================    ================    =================

Approximately $1.4 million utilized by the Company related to the first installment payment of the Johnstown labor settlement agreement. The activities impacting the accruals for restructuring reserves during the year three months ended March 31, 2002, are summarized in the table below:

                               Labor &           Facility
                              Severance          Closure            Total
                                                  Costs
                           ----------------   ---------------  -----------------

December 31, 2001                $   7,886         $   6,929           $ 14,815
    Provision                          853                --                853
    Amount utilized                (1,368)             (201)            (1,569)
                           ----------------   ---------------  -----------------
March 31, 2002                   $   7,371         $   6,728           $ 14,099
                           ================   ===============  =================


7.   CONDENSED COMBINED FINANCIAL STATEMENTS

The following condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):

STATEMENT OF OPERATIONS

                                                       THREE MONTHS
                                                           ENDED
                                                       MARCH 31,2002
                                                    ---------------------

Net sales                                                    $  247,260
Cost of goods sold                                              235,923
                                                    ---------------------
Gross profit                                                     11,337

Selling, general and administrative expense                       9,610
Depreciation and amortization expense                            14,036
Special charges:
         Workforce reduction charges                              4,755
Other (income) expense, net                                       (970)
                                                    ---------------------
Operating loss                                                 (16,094)
Interest expense, net                                             7,788
Reorganization items                                                654
                                                    ---------------------
Net loss                                                     $ (24,536)
                                                    =====================

BALANCE SHEET

                                                                        MARCH 31, 2002    DECEMBER 31, 2001
                                                                        --------------    -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                           $      2,475          $     5,450
      Accounts receivable, less allowances of $13,544 and $16,449
               respectively                                                    125,533               96,675
      Accounts receivable with affiliates                                        6,142                7,406
      Inventories                                                              176,405              202,637
      Assets held for sale
                                                                                 7,807                9,013
      Prepaid expenses and other current assets                                  9,918               14,039
                                                                          ------------         ------------
      Total current assets                                                     328,280              335,220

Property, plant and equipment:
      Land and improvements                                                     13,757               13,758
      Buildings and improvements                                                32,789               32,789
      Machinery and equipment                                                  719,183              719,803
      Construction-in-progress                                                   5,006                4,722
                                                                          ------------         ------------
    Total property, plant and equipment                                        770,735              771,072
    Accumulated depreciation                                                  (164,336)            (151,115)
                                                                          ------------         ------------
    Net property, plant and equipment                                          606,399              619,957

Assets held for sale                                                             2,286                2,355
Intangible assets, net of accumulated amortization                              53,833               67,133
Goodwill                                                                        10,933
Investments in non-debtor subsidiaries                                          17,189               13,960
Other assets                                                                    12,106               12,158
                                                                          ---------------------------------
Total assets                                                               $ 1,031,026          $ 1,050,783
                                                                          =================================

LIABILITIES AND MEMBERS' INTEREST
Liabilities not subject to compromise:
Current liabilities:
      Revolving credit facility                                            $   324,230          $   326,017
      Long-term secured debt in default                                          3,600                3,600
      Accounts payable                                                          36,101               44,760
      Accounts payable with affiliates                                           1,702                1,317
      Accrued interest                                                           4,413                2,928
      Accrued compensation and benefits                                         36,065               37,128
      Accrued environmental liabilities                                            237                  230
      Other accrued liabilities                                                 36,869               41,714
                                                                          ------------         ------------
Total current liabilities                                                      443,217              457,694

Accrued environmental liabilities                                               16,258               16,311
Other liabilities                                                                5,005                4,359
                                                                          ------------         ------------
Total liabilities not subject to compromise                                    464,480               20,670

Liabilities subject to compromise                                            1,256,360            1,239,313
Liabilities subject to compromise with affiliates                                5,853                5,853
                                                                          ------------         ------------
Total liabilities                                                            1,726,693            1,723,530
                                                                          ------------         ------------

Members' interest                                                            (695,667)            (672,747)
                                                                          ---------------------------------
Total liabilities and members' interest                                    $ 1,031,026          $ 1,050,783
                                                                          =================================

STATEMENT OF CASH FLOWS

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                    MARCH 31,2002
                                                                                    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $     (24,536)
    Adjustments to reconcile net cash used in operating activities:
    Depreciation and amortization
                                                                                           14,104
    Amortization of deferred financing cost
                                                                                            1,552
    Reorganization items
                                                                                              654
    Changes in operating assets and liabilities:
        Increase in accounts receivable
                                                                                         (29,208)
        Decrease in inventories                                                            26,232
        Decrease in other current assets                                                    4,121
        Decrease in accounts payable
                                                                                          (7,443)
        Increase in accrued compensation and benefits
                                                                                            4,901
        Increase in defined benefit pension obligations
                                                                                            8,863
        Increase in other postretirement benefits
                                                                                            2,943
        Decrease in accrued environmental liabilities
                                                                                             (46)
        Decrease in other current liabilities
                                                                                          (1,847)
        Other
                                                                                            (913)
                                                                           -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (623)
                                                                           -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (567)
                                                                           -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (567)
                                                                           -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under revolving credit facilities
                                                                                          (1,785)
                                                                           -----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (1,785)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (2,975)
Cash and cash equivalents - beginning of period                                             5,450
                                                                           -----------------------
Cash and cash equivalents - end of period                                           $       2,475
                                                                           =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                               $      4,564
                                                                           =======================

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

                                                               For the Three Months Ended March 31, 2002
                                              -----------------------------------------------------------------------------
                                                                                              Inter Segment
                                                                Cold-            Total        Elimination/
                                                Hot-Rolled    Finished          Segments         Other          Consolidated
Net sales                                         $233,368     $50,689         $ 284,057        $(27,821)        $ 256,236
Depreciation and amortization                       12,919       1,251            14,170               --           14,170

Segment profit (loss) (EBITDA, as defined)          11,666      (3,147)            8,519               --            8,519
Segment assets                                     907,891      107,375        1,015,266           12,992        1,028,258
Capital expenditures                                   567           --              567               --              567

                                                               For the Three Months Ended March 31, 2001
                                              -----------------------------------------------------------------------------
                                                                                              Inter Segment
                                                                Cold-            Total        Elimination/
                                                Hot-Rolled    Finished          Segments         Other          Consolidated

Net sales                                        $ 234,245      $59,313        $ 293,558       $(27,047)         $ 266,511
Depreciation and amortization                       13,181        1,259           14,440              --            14,440

Segment loss  (EBITDA, as defined)                (32,075)        (449)         (32,524)              --          (32,524)

Segment assets                                     990,129      129,277        1,119,406          18,540         1,137,946

Capital expenditures                                   783           52              835              --               835

9.   DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company determined its intent to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. An estimate of the operating results of the specialty steels division during the phase-out period from the acquisition date to the estimated ultimate disposition date was made and included as a fair value adjustment as part of the allocation of the Republic purchase price. The Company is currently in the process of selling the remaining real estate and assets of the Specialty steels division, and management anticipates the disposition to be completed during 2002.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations has been reflected in the Company's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                               Three Month's Ended March 31
                                                  2002               2001
                                           ------------------------------------
Net sales                                                           $6,324
                                                $4,936
Gross loss                                        (623)             (1,541)

Loss before income taxes                          (910)             (1,123)
Provision for income taxes                          --                  --
                                           ------------------------------------
Net loss                                        $ (910)            $(1,123)
                                           ====================================

The components of net assets of discontinued operations included in the Company's consolidated balance sheets as assets held for sale are as follows:

                                         March 31, 2002      December 31, 2001
                                      --------------------  --------------------

Assets held for sale, current -
   Inventories                                $ 7,807               $  9,013
                                      ====================  ====================

Assets held for sale, non-current -
   Property, plant and equipment              $ 2,286               $ 2,355
                                      ====================  ====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
The following discussion relates to the Company's consolidated results of operations for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ended December 31, 2002.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001
Net sales for the three months ended March 31, 2002 totaled $256.2 million on shipments of approximately 525,169 net tons compared with net sales of $266.5 million for the three months ended March 31, 2001 on shipments of approximately 536,991 tons. Net sales for the three months ended March 31, 2002 were comprised of $205.5 million for hot-rolled and $50.7 million for cold-finished, compared with hot-rolled net sales of $207.2 million and cold-finished net sales of $59.3 million for the three months ended March 31, 2001. The decrease in net sales and tons shipped reflects the weak demand in the cold finished service center markets that has negatively effected the results for the three months ended March 31, 2002.

Cost of sales totaled $244.3 million, or 95.4% of net sales, for the three months ended March 31, 2002 compared with cost of sales of $291.2 million, or 109.3% of net sales, for the similar period ended March 31, 2001. Cost of sales for the three months ended March 31, 2002 consisted of $191.3 million on hot-rolled products and $53.0 million on cold-finished products compared with $233.5 million on hot-rolled products and $57.7 million on cold-finished products for the three months ended March 31, 2001. The overall decrease in cost of sales as a percentage of net sales from the three months ended March 31, 2001 to the three months ended March 31, 2002 was primarily due to reduced costs of scrap, utilities, and labor for production in the current quarter.

Selling, general and administrative expenses were $10.0 million, or 3.9% of net sales, for the three months ended March 31, 2002 compared with $12.4 million, or 4.7% of net sales, for the three months ended March 31, 2001. The overall decrease in selling, general and administrative expenses is due in part to the fact that the Company's Information Technology department no longer maintains the rights to certain software packages purchased by the Predecessor companies. administrative headcount and compared to the first quarter of the prior year.

Depreciation and amortization expenses were $14.1 million for the three months ended March 31, 2002, compared with $14.4 million for the three months ended March 31, 2001. The depreciation and amortization expense in the current period is consistent with the expense in the prior year.

Workforce reduction charges were $3.9 million for the three months ended March 31, 2002, compared with $10.1 million for the three months ended March 31, 2001. The decrease was due to 49 voluntary early retirement buyouts ("ERBs") being accepted during the first three months of 2001 compared to 19 ERBs accepted during the first three months of 2002.

There were $0.9 million restructuring charges for the three months ended March 31, 2002 and $.9 million for the three months ended March 31, 2001. The costs in both periods were made up of severance related costs for administrative staff reductions.

Net interest expense was $7.8 million for the three months ended March 31, 2002 compared with $30.0 million for the three months ended March 31, 2001. The decrease in net interest expense was primarily attributable to the Chapter 11 filings suspending the accrual of interest expense as of April 2, 2001 on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

The provision for income taxes for the three month periods ended March 31, 2002 and 2001, consisted of currently payable income taxes, primarily foreign income taxes owed by Canadian Drawn Steel Company ("CDSC").

As a result of the above, the Company reported a net loss of $24.5 million for the three months ended March 31, 2002 compared with a net loss of $91.6 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, and amounts available under its Debtor-in-Possession Credit Facility.

The Company's primary liquidity needs related to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation (the "PBGC"), capital expenditures, and other costs that may arise as the Company formulates its reorganization plan, which is expected to be filed by June 28, 2002.

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

CAPITAL EXPENDITURES

The Company invested $567.5 thousand in capital expenditures during the three months ended March 31, 2002 and $3.6 million during the year 2001. The Company's debtor-in-possession facility limits capital expenditures to $30.2 million in 2002. The Company's four-year consolidation plan originally contemplated construction of a new large bar mill which management estimates would cost approximately $90 million. The plan to construct this facility is currently under review and subject to the outcome of the Chapter 11 proceedings.

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

On April 3, 2001, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maximum borrowings under the DIP Credit Agreement initially were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The applicable margin on base rate and Eurodollar loans may be increased by 2% under specified circumstances. A borrowing base limits the amount available at any time. There were $324.2 million of borrowings under the DIP Credit Agreement outstanding at March 31, 2002. Amounts available under the DIP Credit Agreement at March 31, 2002 and May 16, 2002 were approximately $7.2 million and $14.0 million, respectively.

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

LIQUIDITY SOURCES AND OTHER FACTORS AFFECTING LIQUIDITY

The Company's lower than expected sales subsequent to the Combination caused its liquidity to be negatively affected. The Company's liquidity position has also been negatively impacted by the implementation of its consolidation plan as a result of the time lag between the incurrence of certain costs and the receipt of the expected cash flow benefits, such as in the case of headcount reductions requiring lump sum payouts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgements are normally based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company's financial statements include allowance for doubtful accounts, claims reserves, inventory market and obsolescence reserves, impairment of goodwill and other long-lived assets, workers' compensation reserves, reserves for loss contracts, pension and other postretirement benefits liabilities, accrued environmental liabilities, restructuring and shut-down reserves, and loss from disposition of discontinued operations.

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

On April 24, 2002, the Company announced that it had signed a non-binding letter of intent to sell a substantial portion of its assets to RTI Acquisition Corporation (RAC), a new company formed by KPS Special Situations Fund, L.P. and Pegasus Partners II L.P. On May 6, 2002, Pegasus withdrew from the proposed transaction. KPS Special Situations Fund secured a replacement investment partner, the Hunt Investment Group, L.P. of Dallas, Texas, to proceed with the acquisition. The Company signed a letter of intent with the new equity partners on May 17, 2002. The equity partners have an agreement in principle with the Company's existing bank group to finance the transaction and to permit the sale to be completed. RAC now has concluded significant agreements concerning the transaction with the Company, the Company's bank group, and the Company's hourly employees as represented by the United Steel Workers of America.

The non-binding letter of intent is subject to higher and better offers, and on May 17, 2002 the Company filed a motion in the U.S. Bankruptcy Court to formalize a procedure for reviewing this and other purchase offers. If the bankruptcy court grants the motion, other companies will have an opportunity to submit bids through a court-approved bidding process in accordance with Section 363 of the Bankruptcy Code.

There can no assurance that the bankruptcy court will approve the sale or that the transaction contemplated by the letter of intent will be consummated.

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

United States Steel LLC, United States Steel and Carnegie Pension Fund filed a request for allowance and immediate payment of administrative expense (the "Request"), alleging that the Company is obligated to reimburse U.S. Steel for benefits paid to retired employees in the amount of approximately $9,878,616.44. The Company has filed a response in opposition to the Request denying any such obligation, except as a general unsecured claim in the Company's chapter 11 case. The Official Committee of Unsecured Creditors and Fleet Capital Corporation (agent for the Company's lenders) also filed responses in opposition to the Request. Subsequent thereto, U.S. Steel filed a brief in support of the Request (the "Brief"). The Company filed its Sur-Response to the Brief, again denying the obligation to reimburse U.S. Steel. A hearing on this matter is scheduled for June 25, 2002.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's $516.0 million of secured and unsecured debt.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.)  Reports on Form 8-K

     10.56 Form 8-K dated April 24, 2002 related to Republic Technologies International, LLC press release announcing that the Company has signed a non-binding letter of intent to sell substantially all its assets to RTI Acquisition

           Corporation, a new company formed by KPS Special Situations Fund L.P. and Pegasus Partners II L.P. to acquire the Company.

     b.)  Exhibits

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC





Date: May 20, 2002               By: /s/Joseph F. Lapinsky
                                     ---------------------
                                 Joseph F. Lapinsky
                                 Chief Executive Officer,
                                    President and Chief
                                    Operating Officer



Date: May 20, 2002               By: /s/ Joseph A. Kaczka
                                     --------------------
                                 Joseph A. Kaczka
                                 Vice President of Finance, Controller
                                    and Chief Accounting Officer